Form 10-K
period 2025-12-31
Chaince Digital Holdings Inc.
filed 2026-03-26
CIK 1527762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-36896

CHAINCE DIGITAL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1251 Avenue of the Americas, Floor 41

New York, NY 10020

(Address of principal executive offices)

(949) 678-9653

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary Shares, par value US$0.004 per share	CD	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously filed financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 49,418,116 ordinary shares held by non-affiliates of the registrant issued and outstanding as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $190,259,746. This amount is based on the closing price of the ordinary shares on Nasdaq of $3.85 per share on that date. Ordinary shares held by executive officers, directors and 10% or greater stockholders have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of ordinary shares of the registrant outstanding as of March 20, 2026 was 79,409,800.

CHAINCE DIGITAL HOLDINGS INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

INTRODUCTION

Conventions Used in this Annual Report

In this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to:

●	“we,” “us,” “Company,” “our Company” or “our” refers to Chaince Digital Holdings Inc. (formerly known as Mercurity Fintech Holding Inc.) and its consolidated subsidiaries;

●	“ADR” refers to American depositary receipt, which was cancelled on February 28, 2023 upon termination of the ADR facility;

●	“ADS” refers to our American depositary shares, each of which represented 360 ordinary shares before the mandatory exchange of the ADS for ordinary shares and removal of the ADR facility, effective February 28, 2023;

●	“CD Cayman” refers to Chaince Digital Holdings Inc., formerly known as Mercurity Fintech Holding Inc., the holding company of our group;

●	“Chaince Securities” refers to Chaince Securities, Inc. and Chaince Securities, LLC, each a wholly-owned subsidiary of the Company in the United States;

●	“Ucon” refers to Ucon Capital (HK) Limited, Chaince Securities, Inc.’s wholly-owned subsidiary in Hong Kong;
●	“Chaince Shenzhen” refers to Chaince (Shenzhen) Consulting Co., Ltd., Ucon’s wholly-owned subsidiary in China;
●	“China” or the “PRC” refers to the mainland of the People’s Republic of China, excluding, for the purpose of this Annual Report only and references to the specific laws and regulations, Hong Kong, Macau and Taiwan;

●	“MFH Tech” refers to Mercurity Fintech Technology Holding Inc., a wholly-owned subsidiary of the Company in the United States;

●	“ordinary shares” refer to our ordinary shares, par value US$0.004 per share;

●	“$,” “US$,” “dollar” or “U.S. dollar” refers to the legal currency of the United States;
●	“Renminbi” or “RMB” refers to the legal currency of China;

●	“SEC” or “Commission” refers to the Securities and Exchange Commission;

●	“Share Consolidation” refers to CD Cayman’s reverse split completed on February 28, 2023 with four hundred (400) ordinary shares being consolidated into one (1) ordinary share.

Chaince Digital Holdings Inc. is a holding company incorporated in the Cayman Islands with principal executive offices in New York, United States. The Company conducts its operations primarily through subsidiaries located in the United States and Hong Kong. As of December 31, 2025, the Company maintains one subsidiary in the PRC, Chaince (Shenzhen) Consulting Co., Ltd. Certain historical subsidiaries, including Beijing Lianji Future Technology Co., Ltd. and Yingke Precision (Shenzhen) Intelligent Manufacturing Technology Co., Ltd. in the PRC and Mercurity Limited in the British Virgin Islands, were deregistered in 2025. In addition, Aifinity Base Limited, a Hong Kong subsidiary, is currently in the process of deregistration. These entities did not contribute materially to the Company’s operations in 2025.

Our reporting currency is the U.S. dollar. Certain subsidiaries of the Company operate in jurisdictions where the functional currency is not the U.S. dollar. In particular, the Company’s PRC subsidiary maintains its accounting records in Renminbi (“RMB”), which is its functional currency. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars for consolidation purposes. This Annual Report contains translations of certain RMB amounts into U.S. dollars solely for the convenience of the reader. Unless otherwise stated, translations of RMB into U.S. dollars relating to assets and liabilities were made at the exchange rate of RMB 6.9931 to US$1.00, the noon buying rate set forth in the H.10 statistical release of the Board of Governors of the Federal Reserve System as of December 31, 2025. Translations of income statement and cash flow amounts were made at the average exchange rate of RMB 7.1875 to US$1.00 for the year ended December 31, 2025. No representation is made that any RMB amounts could have been, or could be, converted into U.S. dollars at any particular rate or at all.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about us and our industry. In some cases, these forward-looking statements can be identified by words or phrases such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “going forward,” “intend,” “ought to,” “plan,” “project,” “potential,” “seek,” “may,” “might,” “can,” “could,” “will,” “would,” “shall,” “should,” “is likely to” and the negative form of these words and other similar expressions. The forward-looking statements included in this Annual Report relate to, among others:

●	our business strategies and objectives;

●	the development and growth of our financial services and advisory businesses, including capital markets advisory, brokerage and related professional services;

●	our ability to expand our client base, strengthen strategic partnerships and enhance our service offerings;

●	our expectations regarding the demand for financial advisory and capital markets services;

●	competition within the financial services and advisory industry; and

●	general economic, financial market and business conditions that may affect our operations and financial performance.

These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations could later be found to be incorrect. Our actual results could be materially different from our expectations. You should thoroughly read this Annual Report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the United States Securities and Exchange Commission, we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

PART I.

ITEM 1. BUSINESS

Corporate Formation and Structure

The Company was incorporated in the Cayman Islands as an exempted company with limited liability on July 13, 2011. The Company conducts its operations through its subsidiaries in the United States, Hong Kong, and the People’s Republic of China.

Chaince Securities, Inc. is a corporation organized under the laws of the State of Delaware, United States. Chaince Securities, LLC is a limited liability company organized under the laws of the State of Delaware, United States and is a Financial Industry Regulatory Authority (“FINRA”)-registered broker-dealer.

Ucon Capital (HK) Limited is a limited liability company incorporated in Hong Kong. Chaince (Shenzhen) Consulting Co., Ltd. is a limited liability company established under the laws of the People’s Republic of China.

Unless otherwise indicated, references to the “Company,” “we,” “us,” or “our” refer to Chaince Digital Holdings Inc. and its consolidated subsidiaries.

Overview

A.	History and Development of the Company

Prior to 2021, the Company explored various technology-related business opportunities, including blockchain-related services. Beginning in October 2021, the Company initiated digital asset mining activities as part of its exploration of blockchain infrastructure and computing services.

From October 2021 to April 2022, the Company participated in Bitcoin mining through shared mining arrangements, under which the Company leased computing power from third-party mining service providers rather than owning mining equipment directly. These arrangements allowed the Company to gain operational experience in digital asset mining without significant capital investment.

In December 2022, the Company expanded its digital asset activities by acquiring mining infrastructure and commencing Filecoin (“FIL”) mining operations. Unlike the earlier shared mining arrangements, the Filecoin mining business involved the ownership and operation of mining equipment and related infrastructure supporting decentralized storage networks.

While developing its digital asset mining activities, the Company began to diversify its business. In the second half of 2022, the Company started building its financial services and advisory businesses, focusing on capital markets advisory, corporate consulting, and related professional services. The Company gradually expanded its professional team and client base in this sector, particularly through its subsidiaries in the United States and Hong Kong.

Over the following years, the Company increasingly focused on financial services and advisory activities as its primary growth area. As a result of this strategic repositioning, the relative importance of the digital asset mining operations declined.

In December 2025, the Company’s Board of Directors approved a strategic decision to discontinue all digital asset mining activities, including the Filecoin mining operations. Following this decision, the Company initiated an orderly wind-down of the remaining mining-related operations. These activities are presented as discontinued operations in the Company’s consolidated financial statements.

Current Business Overview

Following the strategic repositioning of the Company over the past several years, financial services and advisory businesses have become the Company’s primary operating focus.

The Company currently provides financial advisory, capital markets advisory, and related consulting services to corporate clients and institutional investors. These services include assisting companies in capital markets transactions, corporate restructuring, strategic advisory, and cross-border business development.

These activities are conducted primarily through the Company’s U.S. subsidiary Chaince Securities, Inc. and its affiliated entity Chaince Securities, LLC, which is a FINRA-registered broker-dealer and registered investment advisor (“RIA”). Through these entities, the Company provides investment banking services and related consulting services to companies pursuing securities offerings and other capital markets transactions in the United States.

The Company also provides business consulting and advisory services to clients in the Asia-Pacific region through Ucon Capital (HK) Limited and its subsidiary Chaince (Shenzhen) Consulting Co., Ltd. These services include capital markets advisory, corporate restructuring, and coordination of professional services for companies seeking cross-border expansion.

The Company’s financial services team is primarily based in the State of New York and serves clients located in the United States and internationally.

Historically, the Company also conducted digital asset mining activities through Mercurity Fintech Technology Holding Inc. (“MFH Tech”), including Filecoin mining operations. In December 2025, the Company decided to discontinue these activities as they were no longer aligned with its long-term strategic focus. The Company is currently completing an orderly wind-down of the remaining mining-related operations.

Private Placements and other Transactions

On January 9, 2025, the Company entered into a Securities Purchase Agreement with a non-U.S. investor for a private placement offering, providing for the sale and issuance of 1,370,000 ordinary shares of the Company, par value $0.004 per share, for a total purchase price of $8,041,900 at $5.87 per share. The offering was closed on January 16, 2025.

On August 14, 2025, the Company entered into Securities Purchase Agreements with three investors for a private placement offering, providing for the sale and issuance of 5,357,144 ordinary shares of the Company, par value $0.004 per share, for a total purchase price of approximately $6 million at $1.12 per share. The offering was closed on August 19, 2025.

On August 26, 2025, within the “First Election Period” as outlined in the Securities Purchase Agreement signed between the Company and the investor (the “Investor”) of the Unsecured Convertible Promissory Note issued by the Company, the Investor informed the Company that they intended to convert the note into the Company’s ordinary shares. The number of conversion shares equaled the amount of the principal amount being converted (the “Conversion Amount”) divided by the Conversion Price. The Conversion Amount was $3,500,000, and the Conversion Price was determined by taking 90% of the closing price of the Company’s ordinary shares on August 26, 2025, which was $4.662, which means the number of conversion shares of the principal was 750,751 shares. On September 2, 2025, the Company issued the 750,751 shares to the Investor. In November 2025, the Company agreed to convert the accumulated unpaid interest on the Unsecured Convertible Promissory Note, amounting to $102,602.74, into the Company’s ordinary shares at the same conversion price as the principal, which was $4.662 per share. The number of conversion shares of the interest was 22,008 shares. On November 14, the Company issued the 22,008 shares to the Investor.

On December 15, 2025, the Company completed a private placement with an institutional investor for gross proceeds of approximately US$6.14 million. Under the terms of the Securities Purchase Agreement, the investor purchased an aggregate of 1,000,000 ordinary shares of the Company at a per share purchase price equal to the closing price of Chaince’s ordinary shares on the Nasdaq Stock Market on December 5, 2025 ($6.14), for total gross proceeds of US$6.14 million before deducting fees and expenses.

On February 25, 2026, the Company entered into a Securities Purchase Agreement with certain non-U.S. investors, pursuant to which the Company agreed to sell an aggregate of 6,500,000 ordinary shares of the Company par value $0.004 per share, at a purchase price of $0.774 per ordinary share, for a total purchase price of $5,031,000, in reliance upon the exemption provided by Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. The offering was closed on March 16, 2026.

Corporate Information

Our principal executive offices are located at 1251 Avenue of Americas, Floor 41, New York, NY 10020, United States. Our registered office in the Cayman Islands is located at the offices of Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

The U.S. Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on www.sec.gov. You can also find information on our investor relationship website https://chaincedigital.com/. The information on our website should not be deemed a part of this Annual Report.

B.	Business Overview

The Company’s current continuing operations consist primarily of financial services and advisory businesses. These activities include providing financial advisory, capital markets advisory, brokerage-related services, and corporate consulting services to corporate clients and institutional investors globally.

Historically, the Company also engaged in blockchain and digital asset–related activities, including Filecoin mining operations. In December 2025, the Company’s Board of Directors approved a strategic decision to discontinue the Filecoin mining business. These activities are being wound down and are presented as discontinued operations in the Company’s consolidated financial statements.

Financial Services and Advisory Businesses

The Company’s financial services and advisory businesses represent its primary continuing operations. These activities are conducted primarily through the Company’s subsidiaries Chaince Securities, Inc., Chaince Securities, LLC, and Ucon Capital (HK) Limited, together with their affiliated entities. The Company provides advisory, brokerage-related services and corporate consulting services to clients located primarily in the United States, Greater China, and Southeast Asia. The Company’s financial services platform focuses on assisting corporate clients in capital markets transactions, strategic advisory, and cross-border business development.

Revenue generated from financial services and advisory businesses primarily includes the following categories:

(a)	Industry Advisory and Consulting Services

The Company provides strategic advisory and consulting services to corporate clients, including assistance with corporate restructuring, capital markets preparation, regulatory compliance, and business expansion strategies. These services are typically provided over the course of an engagement period and may involve coordinating with external professional service providers such as legal counsel, auditors, and financial advisors.

(b)	IPO-Related Financial Advisory and Consulting Services

The Company provides advisory services to companies preparing for public offerings or other capital markets transactions. These services may include transaction structuring, preparation for regulatory filings, coordination with underwriters and professional advisors, and strategic capital markets advisory.

(c)	PIPE Advisory and Placement-Related Services

The Company provides advisory services in connection with private investment in public equity (“PIPE”) transactions and other private capital placements. These services may include identifying potential investors, assisting in transaction structuring, and coordinating the placement process.

(d)	Transaction Execution and Brokerage Services

Through its FINRA-registered broker-dealer subsidiary Chaince Securities, LLC, the Company provides securities brokerage and transaction execution services for certain capital markets transactions and investment activities.

(e)	Clearing-Related Brokerage Services

The Company may provide brokerage services involving clearing arrangements with third-party clearing firms in connection with securities transactions conducted by its broker-dealer subsidiary.

(f)	Other Services – Referral Services

The Company may receive referral fees for introducing clients to third-party professional service providers or financial institutions, where the Company acts as an intermediary in facilitating such engagements.

(g)	Other Services – Escrow Agent Services

In certain transactions, the Company may provide escrow-related administrative services to facilitate transaction settlements between parties.

The Company’s financial services team is primarily based in New York, with additional business development and advisory capabilities located in Hong Kong and Shenzhen. The Company continues to expand its client base and professional network in the United States and Asia-Pacific region.

Blockchain and Digital Asset Activities (Discontinued Operations)

Historically, the Company conducted certain blockchain and digital asset–related activities through Mercurity Fintech Technology Holding Inc. (“MFH Tech”), including distributed computing and storage services associated with Filecoin (“FIL”) mining operations.

In December 2025, the Company’s Board of Directors approved a strategic decision to discontinue the Filecoin mining business as it was no longer aligned with the Company’s long-term strategic focus on financial services and advisory businesses. The Company has ceased making new investments in mining infrastructure and has initiated an orderly wind-down of the remaining mining-related operations. The Company sold substantially all mining equipment to a third party and temporarily leased back certain equipment through April 30, 2026, solely to allow existing Filecoin mining nodes to naturally expire. Upon expiration of these nodes, the Company expects to fully exit the mining activities. These operations are presented as discontinued operations in the Company’s consolidated financial statements.

Although the Company has discontinued digital asset mining activities, it continues to monitor developments in blockchain and digital asset technologies and may explore opportunities to provide advisory or technology-related services in this sector in the future, where consistent with the Company’s strategic focus.

Holdings of Stablecoins and Digital Assets

Although the Company has discontinued its digital asset mining operations, the Company may continue to hold certain digital assets and stablecoins as part of its treasury and investment activities.

Digital assets held by the Company may arise from prior business activities, including the historical Filecoin mining operations, or from investment decisions made by management. The Company does not currently engage in cryptocurrency mining or other digital asset production activities; however, it may acquire, hold, or dispose of digital assets from time to time based on market conditions, liquidity management considerations, and investment strategies.

As of December 31, 2025 and 2024, the Company held certain stablecoins and digital assets, including USD Coin (“USDC”), Bitcoin, Solana, and Filecoin. A portion of the Filecoin holdings relates to assets associated with the Company’s discontinued Filecoin mining operations and is classified as assets of discontinued operations in the consolidated financial statements.

The following table presents the types and carrying values of the stablecoins and digital assets held by the Company as of the dates indicated.

	For the year ended December 31,
	2025	2024
Stablecoins
USD Coin (“USDC”)	2,904,894	—
Total stablecoins	$2,904,894	$—

Digital assets
Bitcoin	875,250	—
Solana	124,740	—
Filecoin	122,638	156,623
Filecoin (classified as assets of discontinued operations)	762,991	2,863,273
Total digital assets	$1,885,619	$3,019,896

Our customers

Financial Services and Advisory Businesses

The Company’s continuing operations consist primarily of financial services and advisory businesses. The Company provides a range of professional services to corporate clients and institutional counterparties, including IPO-related financial advisory and consulting services, PIPE advisory and placement-related services, underwriter-related services, transaction execution and brokerage services, clearing-related brokerage services, industry-specific business advisory and consulting services, and other financial services such as escrow agent services and referral services

These services are primarily delivered through the Company’s subsidiaries Chaince Securities, Inc., Chaince Securities, LLC, and Ucon Capital (HK) Limited. The Company’s clients are primarily corporate issuers, investment institutions, and business enterprises seeking capital markets advisory services, strategic consulting, and transaction execution support.

The Company’s client base is geographically diversified, with clients primarily located in North America, Greater China, and Southeast Asia. As of December 31, 2025, the Company had served more than 20 corporate clients through its financial services and advisory platform. For the year ended December 31, 2025, the Company generated approximately $1.87 million in revenue from its financial services and advisory businesses. The Company expects its client base to continue expanding as it further develops its capital markets advisory capabilities and brokerage-related services.

Because the Company’s financial services and advisory engagements are typically project-based and transaction-driven, revenues in any particular reporting period may be derived from a limited number of customers. The customers that individually accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2025 and 2024 are presented in the table below.

	For the year ended December 31,
	2025		2024
	US$	%	US$	%
Customer A	494,234	26.5%	—	—
Customer B	200,000	10.7%		—
Customer C	195,327	10.5%		—
Customer D	—	—	298,525	60.4%
Customer E	—	—	100,000	20.2%
Customer F	—	—	50,000	10.1%

Historical Blockchain and Digital Asset Activities

Historically, the Company conducted certain blockchain and digital asset–related activities, including cryptocurrency mining operations. These activities were conducted primarily through the Company’s subsidiary Mercurity Fintech Technology Holding Inc. (“MFH Tech”). In December 2025, the Company’s Board of Directors approved a strategic decision to discontinue the Filecoin mining business. These activities are being wound down and are presented as discontinued operations in the Company’s consolidated financial statements.

While the Company has exited digital asset mining activities, it continues to monitor developments in digital asset technologies and artificial intelligence (“AI”) and may explore new business opportunities in these areas where they align with the Company’s long-term strategic objectives.

Marketing

The Company’s marketing and business development efforts are primarily focused on building long-term relationships with corporate clients, institutional investors, and professional service providers within the capital markets ecosystem.

Given the nature of the Company’s financial services and advisory businesses, client acquisition is largely relationship-driven and reputation-based. The Company develops business opportunities through its professional networks, industry relationships, and referrals from existing clients and strategic partners.

The Company promotes its services through a combination of industry engagement, targeted client outreach, and strategic partnerships. These activities include participating in industry conferences and professional forums, maintaining relationships with investment institutions, law firms, accounting firms, and other financial intermediaries, and directly engaging with corporate clients seeking advisory services related to capital markets transactions, corporate restructuring, and strategic financing.

The Company also leverages its global presence across North America and the Asia-Pacific region to expand its client base and identify new business opportunities. Through its subsidiaries in the United States, Hong Kong, and China, the Company conducts business development activities aimed at supporting companies seeking access to U.S. capital markets and providing cross-border advisory services.

As the Company continues to expand its financial services and advisory platform, it expects to increase its marketing and business development efforts, including strengthening its brand recognition within the financial advisory and capital markets sectors and expanding its professional network of clients and partners.

Competition

The Company operates in the financial services and advisory industry, which is highly competitive and fragmented. The Company competes with a variety of financial institutions and professional service firms that provide capital markets advisory, brokerage, consulting, and transaction-related services.

The Company’s competitors primarily include:

●	investment banks and boutique financial advisory firms that provide mergers and acquisitions advisory, capital markets advisory, and private placement services;

●	FINRA-registered broker-dealers and placement agents that provide securities brokerage, transaction execution, and underwriting-related services; and

●	business consulting firms and cross-border advisory firms that assist corporate clients in business expansion, strategic advisory, and capital markets access, particularly for companies seeking to enter the U.S. capital markets.

Many of the Company’s competitors may have longer operating histories, larger client bases, greater financial resources, broader brand recognition, or more extensive professional networks than the Company. In addition, certain competitors may have greater experience in specific sectors of the capital markets or may devote greater resources to marketing, technology development, and client acquisition.

Despite these competitive conditions, the Company seeks to differentiate itself by leveraging its cross-border advisory capabilities, industry relationships, and integrated service platform that combines financial advisory, brokerage-related services, and strategic consulting.

The Company believes that the principal competitive factors in its industry include:

●	reputation and brand recognition;

●	quality and depth of professional expertise;

●	relationships with institutional investors and capital markets participants;

●	ability to source and execute transactions;

●	breadth of service offerings and integrated advisory capabilities; and

●	pricing and overall client service quality.

Although the Company believes its cross-border capabilities may provide certain competitive advantages, increased competition may result in pricing pressure, reduced transaction opportunities, or the loss of potential clients. In addition, competitors may introduce new services, technologies, or business models that could impact the Company’s ability to maintain or expand its market position.

Seasonality

We have not experienced seasonal fluctuations in our current principal business. Due to our limited operating history in our current core business, the seasonal trends that we experienced are not necessarily indicative of the seasonal trends that we may experience in the future.

Intellectual Property

We regard trademarks, copyrights, domain names, know-how, proprietary technologies, and similar intellectual property as important to our success, and from time to time we rely on copyright and trademark law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. As of December 31, 2025, we have registered a generic top-level domain name. Our registered domain name is www.chaincedigital.com.

Regulation Relating to Our Limited Operations in the PRC

Although the Company currently conducts the majority of its operations outside the People’s Republic of China (“PRC”), it maintains a limited presence in the PRC through its subsidiary Chaince (Shenzhen) Consulting Co., Ltd., which primarily performs administrative and support functions.

For the year ended December 31, 2025, the Company did not generate any revenue from mainland China, and the Company does not currently plan to conduct material operating activities or investments in the PRC. As a result, the Company believes that its current exposure to PRC regulatory risks is limited.

Nevertheless, because the Company maintains a subsidiary in the PRC, it remains subject to certain PRC laws and regulations applicable to foreign-invested enterprises and businesses operating in the PRC.

PRC Regulatory Permissions

Based on the advice of Beijing Chuting Law Firm, the Company’s PRC legal counsel, as of the date of this Annual Report:

●	neither the Company nor its subsidiaries is required to obtain approvals from the China Securities Regulatory Commission (CSRC), the Cyberspace Administration of China (CAC), or any other PRC governmental authority in connection with the Company’s current business operations or its listing on Nasdaq;

●	the Company and its PRC subsidiary have obtained all material licenses and approvals required for their current operations in the PRC; and

●	neither the Company nor its subsidiaries has received any inquiry, notice, warning, or sanctions from PRC regulatory authorities regarding the Company’s operations or its overseas listing.

However, PRC laws and regulations relating to overseas listings and foreign investment are evolving, and there can be no assurance that PRC regulatory authorities will not in the future take a different view of the Company’s operations or impose additional regulatory requirements.

PRC Overseas Listing Regulations

On February 17, 2023, the China Securities Regulatory Commission (“CSRC”) released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, together with related guidance (collectively, the “Overseas Listing Filing Rules”), which became effective on March 31, 2023.

The Overseas Listing Filing Rules apply to companies incorporated outside of mainland China that conduct material operations in the PRC or whose financial statements reflect that more than 50% of their revenue, profits, assets, or net assets are derived from PRC domestic companies.

Based on the advice of our PRC legal counsel, the Company currently does not fall within the scope of these rules, as the Company’s operations and revenues are primarily generated outside the PRC and the Company does not conduct material operating activities in mainland China.

PRC Data Security and Cybersecurity Regulations

The PRC government has promulgated various laws and regulations relating to cybersecurity and data protection, including the Cybersecurity Law, the Data Security Law, and the Personal Information Protection Law.

These regulations generally apply to companies that process large volumes of user data or operate internet platforms that collect personal information from users in the PRC.

Based on the advice of our PRC legal counsel, the Company:

●	does not operate an online platform in the PRC;

●	does not process large-scale personal data of PRC users; and

●	is not an operator of critical information infrastructure.

Accordingly, the Company is not currently required to undergo cybersecurity review by the Cyberspace Administration of China in connection with its operations or its overseas listing.

Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (“HFCAA”) provides that if the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect a company’s auditor for two consecutive years, the company’s securities may be prohibited from trading on a national securities exchange or in the over-the-counter market in the United States.

Our independent registered public accounting firm, Tang Qian & Associates, is headquartered in the United States and is subject to regular inspections by the PCAOB. As such, the Company is not currently subject to the determinations issued by the PCAOB relating to audit firms headquartered in mainland China or Hong Kong.

However, if future regulatory developments result in the PCAOB being unable to inspect our auditor, our ordinary shares may become subject to trading prohibitions under the HFCAA.

C.	Organizational Structure

The following diagram illustrates our current corporate structure.

Operating Subsidiaries

Our principal operating subsidiaries and their respective roles within our financial services and advisory platform are summarized below.

(i) Chaince Securities, LLC

Chaince Securities, LLC is a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer and registered investment adviser and is subject to regulation by FINRA and the U.S. Securities and Exchange Commission (“SEC”). As a licensed broker-dealer, Chaince Securities, LLC is authorized to conduct a range of securities-related activities including: PIPE advisory and placement-related services, underwriter-related services, transaction execution and brokerage services, clearing-related brokerage services, IPO-related financial advisory services, and other securities-related financial services permitted under applicable U.S. securities regulations. Through these activities, Chaince Securities, LLC serves as the regulated execution and brokerage platform for certain transactions conducted by the Company’s financial advisory business. Chaince Securities, LLC operates primarily from its New York office.

(ii) Chaince Securities, Inc.

Chaince Securities, Inc. is the parent company of Chaince Securities, LLC and serves as one of the principal operating entities for the Company’s financial advisory and consulting services in North America. As an affiliate of the Company’s broker-dealer entity, Chaince Securities, Inc. provides non-brokerage advisory services, including: IPO-related financial advisory and consulting services, industry-specific business advisory and consulting services, strategic and capital markets consulting services, and corporate advisory services related to capital markets transactions. Chaince Securities, Inc. conducts its operations primarily from its New York office.

(iii) Ucon Capital (HK) Limited

Ucon Capital (HK) Limited (“Ucon”) serves as the Company’s Asia-Pacific advisory platform and provides financial advisory and consulting services to clients located in Greater China, Southeast Asia, and other parts of the Asia-Pacific region. Ucon provides services that are primarily consulting and advisory in nature including: IPO-related financial advisory and consulting services, industry-specific business advisory and consulting services, strategic business consulting, and cross-border capital markets advisory services for companies seeking access to U.S. capital markets. Ucon operates primarily from offices located in Hong Kong and Shenzhen and works closely with the Company’s U.S. entities to support cross-border transactions and advisory engagements.

(iv) Chaince (Shenzhen) Consulting Co., Ltd.

Chaince (Shenzhen) Consulting Co., Ltd. (“Chaince Shenzhen”) provides administrative support, operational support, and limited consulting services to the Company’s Asia-Pacific advisory activities. The entity primarily supports the operations of Ucon Capital (HK) Limited and does not currently generate material revenue from mainland China.

(v) Mercurity Fintech Technology Holding Inc.

Mercurity Fintech Technology Holding Inc. (“MFH Tech”) previously served as the operating entity for certain blockchain-related activities of the Company. Following the Company’s decision in December 2025 to discontinue its Filecoin mining operations, this entity currently does not conduct material operating activities but remains part of the Company’s corporate structure.

(vi) Aifinity Base Limited (Hong Kong)

Aifinity Base Limited is currently in the process of deregistration and does not conduct any material business operations.

Capital Flows Within Our Corporate Structure

Under our current corporate structure, the liquidity needs of entities within our group may be funded through capital contributions, intercompany loans, or service payments among our subsidiaries.

Cash transfers between entities within the Company’s corporate group outside mainland China are generally not subject to material regulatory restrictions.

With respect to our PRC subsidiary, Chaince (Shenzhen) Consulting Co., Ltd., transfers of funds to or from mainland China are subject to applicable PRC foreign exchange regulations administered by the State Administration of Foreign Exchange (“SAFE”). Under current PRC regulations: capital contributions to PRC subsidiaries must be registered with relevant governmental authorities; cross-border loans or intercompany funding arrangements may be subject to registration or filing requirements with SAFE; and dividend distributions by PRC subsidiaries may be subject to applicable tax obligations and regulatory procedures. However, because the Company does not currently generate revenue from mainland China and does not conduct material operating activities in the PRC, these regulatory requirements are not expected to have a material impact on the Company’s overall operations or liquidity.

As of the date of this report, the Company is not aware of any material restrictions on the transfer of cash or assets among its subsidiaries, other than those generally applicable under PRC foreign exchange regulations. Nevertheless, the PRC government may introduce new laws, regulations, or policies in the future that could affect the ability of companies with PRC subsidiaries to transfer funds across borders.

Human Capital Resources

As of December 31, 2025, we had a total of 13 full-time employees. The majority of our employees were located in the United States, primarily in our New York office, with an additional three employees based in Shenzhen, China who provide operational and administrative support.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing, and integrating our existing and future employees. We consider our employees to be the foundation of our growth and success, particularly in the highly specialized financial services and advisory industry. The compensation package for our employees generally consists of competitive base salaries, performance-based bonuses, and equity-based incentive arrangements under our 2025 Equity Incentive Plan, which aligns employee interests with those of our shareholders.

We are committed to fostering a diverse, inclusive, and safe workplace. For employees located in China, we participate in government-mandated social insurance and housing fund programs in accordance with applicable PRC regulations. We have not experienced any material labor disputes since our inception and consider our employee relations to be good.

Item 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all other information contained in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks actually occur, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Risks Related to Our Business

Our operating history in our current financial services and advisory business is limited.

Our current business strategy focuses on providing financial advisory, consulting, brokerage-related services, and capital markets advisory services through our subsidiaries, including Chaince Securities, Inc. and its affiliates. Although the Company has prior operating history under its former business lines, our financial services and advisory operations represent a relatively new strategic direction for the Company. As a result, investors have limited historical information on which to evaluate our long-term prospects. If we are unable to successfully expand our financial advisory and consulting services business, our future growth and profitability could be adversely affected.

Our revenues may fluctuate significantly from period to period.

Our financial services and advisory engagements are typically transaction-based and project-driven. Revenue generation often depends on the successful completion of advisory engagements, capital markets transactions, or brokerage-related services. As a result: (a) revenues may be derived from a limited number of engagements in any given period; (b) the timing of transaction closings may significantly affect our quarterly or annual results; and (c) delays, cancellations, or regulatory issues affecting client transactions could materially impact our revenues.

A significant portion of our revenues may be derived from a limited number of clients.

Due to the nature of our advisory and brokerage services, we may generate a substantial portion of our revenues from a small number of clients in a given reporting period. The loss of one or more significant clients, or the failure to secure new advisory engagements, could materially affect our revenues and financial performance.

We operate in a highly competitive financial services industry.

The financial advisory and brokerage industry is highly competitive and includes investment banks, boutique financial advisory firms, consulting firms, FINRA-registered broker-dealers, and other professional service providers. Many of our competitors have longer operating histories, greater financial resources, broader brand recognition, and more extensive client networks. If we are unable to compete effectively, our ability to attract clients and generate revenue may be adversely affected.

Our advisory business depends on capital markets activity.

Demand for financial advisory and brokerage services is closely tied to conditions in global capital markets. Periods of market volatility, economic uncertainty, or reduced capital markets activity may reduce the number of transactions completed by our clients and adversely affect our revenues.

Our success depends on our ability to attract and retain key personnel.

Our financial advisory and consulting services rely heavily on the expertise and relationships of our senior management and professional staff. Competition for experienced professionals in the financial services industry is intense. If we lose key personnel or are unable to recruit qualified professionals, our business and growth prospects may be adversely affected.

Risks Related to Our Broker-Dealer Operations

Our broker-dealer subsidiary is subject to extensive regulation.

Chaince Securities, LLC is a FINRA-registered broker-dealer and registered investment adviser and is subject to regulation by FINRA and the U.S. Securities and Exchange Commission (“SEC”). Broker-dealers are subject to numerous regulatory requirements relating to capital adequacy, customer protection, anti-money laundering compliance, supervisory procedures, and reporting obligations. Failure to comply with applicable regulations could result in fines, sanctions, suspension of licenses, or revocation of our broker-dealer registration. Any such regulatory action could materially affect our business operations.

Regulatory changes could adversely affect our business.

The financial services industry is subject to extensive and evolving regulations. Changes in laws, regulations, or interpretations by regulatory authorities such as the SEC or FINRA could increase compliance costs, restrict certain business activities, or limit the services we are able to provide. Such changes could adversely affect our operations and financial results.

Regulatory examinations could affect our business.

Broker-dealers are subject to routine regulatory examinations conducted by FINRA and the SEC. If deficiencies are identified during these examinations, we may be required to implement corrective actions or may become subject to regulatory enforcement proceedings. Any such actions could negatively affect our operations, reputation, or financial condition.

Risks Related to Our International Operations

Our operations involve cross-border business activities.

Our advisory and consulting services involve clients located in multiple jurisdictions, including North America, Greater China, and Southeast Asia. Cross-border business operations may expose us to additional risks, including regulatory differences among jurisdictions, currency fluctuations, legal and compliance complexities, and political or economic uncertainties. These factors could affect our ability to conduct business internationally.

We maintain a limited presence in mainland China.

Although we maintain a subsidiary in Shenzhen, China, the Company did not generate revenue from mainland China in 2025, and our operations in China are currently limited. However, because we maintain a subsidiary in China, we remain subject to certain PRC laws and regulations, including regulations relating to foreign exchange, corporate governance, and cross-border fund transfers. Changes in PRC regulations could affect the operations of our PRC subsidiary or our ability to transfer funds between subsidiaries.

Risks Related to Digital Assets

We continue to hold certain digital assets, which may expose us to volatility risks.

Although the Company has discontinued its digital asset mining operations, we may continue to hold certain digital assets or stablecoins as part of our treasury or investment activities. Digital asset markets are highly volatile and subject to significant price fluctuations, evolving regulatory frameworks, cybersecurity risks, and technological changes. Fluctuations in the value of digital assets could affect our financial results.

Risks Related to Our Corporate Structure

Our holding company structure may affect the movement of funds within our corporate group.

Chaince Digital Holdings Inc. is a Cayman Islands holding company that conducts operations through its subsidiaries located in the United States, Hong Kong, and China. Transfers of funds among subsidiaries may be subject to regulatory requirements in the relevant jurisdictions, including foreign exchange regulations in China. Although we currently do not expect these regulations to materially impact our operations, regulatory changes could affect the movement of funds within our corporate group.

Risks Related to Ownership of Our Securities

Our share price may be volatile.

The market price of our ordinary shares may fluctuate significantly due to various factors including changes in our operating results, changes in capital markets conditions, developments affecting the financial services industry, and general economic or market conditions. As a Smaller Reporting Company with a relatively small market capitalization, our share price may experience greater volatility than larger public companies.

Internal Control Risks

As a public company, we are required to maintain effective internal controls over financial reporting.

Although we have implemented internal control procedures designed to ensure the reliability of our financial reporting, there can be no assurance that our internal controls will always operate effectively. If we fail to maintain effective internal controls, we may not be able to accurately report our financial results, which could result in regulatory scrutiny, loss of investor confidence, or a decline in our share price.

Risks Related to Doing Business in China

Our PRC subsidiary’s operations are subject to inherent uncertainties associated with the PRC legal system and regulatory environment.

A portion of our administrative and operational support is conducted through our PRC subsidiary, Chaince (Shenzhen) Consulting Co., Ltd. The PRC legal system is a civil law system based on written statutes, and prior court decisions have limited value as precedents. The PRC government has significant oversight over the conduct of business in China and may intervene or influence operations at any time. Changes in the political, economic, or social conditions in China, or changes in policies and laws, could significantly affect our PRC subsidiary’s operations.

We may face limitations on the ability of our PRC subsidiary to distribute earnings or transfer funds to the Company.

Under current PRC regulations, our PRC subsidiary may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of its after-tax profits each year to fund a statutory reserve until such reserve reaches 50% of its registered capital. Furthermore, the PRC government imposes controls on the convertibility of Renminbi into foreign currencies and the remittance of currency out of China. If the PRC authorities impose further restrictions on foreign exchange, it could limit our ability to utilize funds generated by our PRC subsidiary to fund our broader operations or pay dividends to our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company’s operations are not highly dependent on complex information systems or proprietary technology platforms. As a result, cybersecurity risks are not currently considered a material risk to the Company’s business strategy, results of operations, or financial condition.

The Company maintains basic information security practices appropriate to its size and operational complexity. Cybersecurity risk management is integrated into the Company’s overall risk management processes and internal control framework.

The Company’s approach to cybersecurity risk management includes:

●	implementation of basic access controls and authentication procedures for its information systems;
●	reliance on established third-party service providers for certain information technology functions;
●	monitoring of information system access and usage; and
●	general employee awareness regarding data protection and information security.

The Company utilizes third-party service providers, including cloud-based platforms and financial systems, in its operations. The Company considers cybersecurity risks associated with such third-party providers as part of its overall risk management processes. While the Company does not maintain a formal vendor cybersecurity assessment program, it selects service providers based on reputation and reliability and may evaluate associated risks as appropriate.

The Company may engage external consultants or service providers from time to time to support its information technology and data security needs, depending on operational requirements.

As of the date of this report, the Company has not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition.

Cybersecurity Governance

Board Oversight

The Company’s Board of Directors oversees the Company’s overall risk management processes, including risks related to cybersecurity. The Board of Directors receives updates from management on risk-related matters as appropriate based on the Company’s risk profile and operational complexity.

The Board of Directors may review cybersecurity-related matters directly or through the Audit Committee as part of its oversight of the Company’s internal control environment and risk management framework.

Management’s Role in Assessing and Managing Cybersecurity Risks

The Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, is responsible for assessing and managing cybersecurity risks as part of the Company’s overall risk management processes.

Given the Company’s size and operational structure, the Company does not maintain a dedicated cybersecurity function or specialized cybersecurity personnel. Instead, cybersecurity matters are addressed through the Company’s general internal control and risk management processes.

Management monitors information technology usage, coordinates with third-party service providers as needed, and addresses potential cybersecurity risks as they arise. In the event of a suspected cybersecurity incident, management would assess the nature and severity of the incident and determine appropriate response actions, including escalation to the Board of Directors if warranted.

ITEM 2. PROPERTIES

The Company’s principal physical properties consist primarily of leased office facilities used in connection with its financial services and advisory businesses. These offices support the Company’s financial advisory, consulting, and brokerage-related operations conducted through its subsidiaries.

The Company does not own any real estate and currently conducts its operations from leased office facilities located in the United States and China. The following describes the Company’s principal office locations.

New York Offices (Principal Executive Offices)

The Company’s principal executive offices are located in New York, New York and are used primarily by Chaince Securities, Inc. and Chaince Securities, LLC in connection with the Company’s financial advisory, consulting, and brokerage-related services. Until September 2025, the Company leased office space at 1330 Avenue of the Americas, Floor 33, New York, NY 10019, United States. Beginning in September 2025, the Company relocated its headquarters to 1251 Avenue of the Americas, Floor 41, New York, NY 10020, United States. During the transition between these locations, the Company temporarily utilized shared office space to support its operations while the new office was being prepared for occupancy. The Company’s New York office facilities are leased under commercial office lease arrangements. For the year ended December 31, 2025, the total rent expense related to the Company’s New York offices and temporary shared office facilities was approximately $360,026. These offices are used in connection with the Company’s financial services and advisory segment.

Shenzhen Office

The Company maintains an administrative and operational support office in Shenzhen, China located at Room 3807, Shenchuangtou Square, No. 1066 Haide 3rd Road, Nanshan District, Shenzhen, PRC. The Shenzhen office is used by Ucon Capital (HK) Limited and Chaince (Shenzhen) Consulting Co., Ltd. and primarily supports the Company’s Asia-Pacific advisory operations, including administrative support and coordination with the Company’s U.S. advisory teams. The office space is leased under a commercial office lease agreement beginning in July 2025. For the year ended December 31, 2025, the total rent expense for the Shenzhen office was approximately $57,365. This office supports the Company’s financial services and advisory segment. The Company does not currently generate material revenue from mainland China.

Former Hong Kong Office

Prior to March 2025, the Company maintained a leased office in Hong Kong used by Ucon Capital (HK) Limited in connection with the Company’s financial advisory and consulting activities in the Asia-Pacific region. The Hong Kong office lease was terminated in March 2025 and the Company no longer maintains a physical office in Hong Kong. Rent expense associated with the Hong Kong office for the year ended December 31, 2025 was approximately $4,357.

Adequacy of Facilities

The Company believes that its current office facilities are adequate for its present operational requirements. The Company expects that any future office space needs will be satisfied primarily through leasing additional office facilities as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become a party to various legal or administrative proceedings arising in the ordinary course of our business, including actions with respect to intellectual property infringement, breach of contract and labor and employment claims. Except as otherwise disclosed in this Annual Report, we are currently not a party to, and we are not aware of any threat of, any legal or administrative proceedings that, in the opinion of our management, are likely to have any material and adverse effect on our business, financial condition, cash flows or results of operations.

See Note 12 to the consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Ordinary Shares

Our ordinary shares, par value US$0.004 per share, are quoted on the Nasdaq Global Market under the symbol “CD”.

On March 20, 2026, the last reported sale price of our ordinary shares on the Nasdaq Global Market was $3.97 per share.

Holders

As of March 20, 2026, based on the information provided by VStock Transfer, LLC, there were 44 shareholders of record of our ordinary shares.

Dividend Policy

Since our inception, we have not declared or paid any dividends on our ordinary shares. We have no present plan to pay any dividends on our ordinary shares in the foreseeable future. We intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Any future determination to pay dividends will be made at the discretion of our Board of Directors subject to certain restrictions under Cayman Islands law, namely that our company may only pay dividends out of profits or share premium, and provided always that in no circumstances may a dividend be paid if this would result in our company being unable to pay its debts as they fall due in the ordinary course of business. Our Board’s decision to declare and pay dividends may be based on a number of factors, including our future operations and earnings, capital requirements and surplus, the amount of distributions, if any, received by us from our U.S., Hong Kong and PRC subsidiaries, our general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant. Cash dividends on our ordinary shares, if any, will be paid in U.S. dollars.

We are a holding company incorporated in the Cayman Islands. In order for us to distribute any dividends to our shareholders, we may rely on dividends distributed by our subsidiaries, including those located in the United States and Hong Kong. As of December 31, 2025, we also maintain one subsidiary in mainland China, Chaince (Shenzhen) Consulting Co., Ltd., which did not generate revenue during 2025.

Certain payments from our PRC subsidiary to us may be subject to PRC taxes, such as withholding income tax. In addition, regulations in China currently permit payment of dividends by a PRC company only out of accumulated distributable after-tax profits as determined in accordance with its articles of association and the accounting standards and regulations in China. Our PRC subsidiary is required to set aside at least 10% of its after-tax profit based on PRC accounting standards every year to a statutory common reserve fund until the aggregate amount of such reserve fund reaches 50% of the registered capital of such subsidiary. Such statutory reserves are not distributable as loans, advances or cash dividends.

Our PRC subsidiary may set aside a certain amount of its after-tax profits to other funds at its discretion. These reserve funds can only be used for specific purposes and are not transferable to the company’s parent in the form of loans, advances or dividends. As of the date of this report, our PRC subsidiary has not generated distributable profits and therefore has not declared or paid any dividends to the Company.

Equity Compensation Plan Information

The Company maintains the 2025 Equity Incentive Plan (the “2025 Plan”), which was approved by the Company’s Board of Directors and shareholders in 2025. The 2025 Plan authorizes the issuance of up to 6,300,000 ordinary shares for equity-based awards to employees, officers, directors and consultants in order to attract, retain and motivate qualified personnel.

As of December 31, 2025, the Company had granted awards covering 26,000 ordinary shares under the 2025 Plan to certain employees and directors. These awards consist primarily of restricted share units (RSUs) subject to vesting conditions. Of these awards, 10,000 shares that were granted to a former director and Chief Operating Officer were accelerated upon his departure but had not yet been issued as of the date of this Annual Report.

During 2025, the Company also issued an aggregate of 91,663 ordinary shares to its Chief Strategy Officer as compensation for consulting services. These shares were issued on a monthly basis and accounted for as non-employee share-based compensation under ASC 718. Although such shares were issued pursuant to the share reserve available under the 2025 Plan, they were not granted as options, warrants or other rights and therefore are not included in column (a) of the table below.

The following table provides information as of December 31, 2025 with respect to the Company’s equity compensation plans under which equity securities are authorized for issuance.

Number of
securities
remaining
	Number of	Weighted-	available for
	Securities to be	average	future issuance
	issued upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights (a)	rights	column (a))

Equity compensation plans approved by security holders	26,000	$-	6,182,337
Equity compensation plans not approved by security holders	-	$-	-
Total	26,000	$-	6,182,337

The weighted-average exercise price is not applicable because the outstanding awards consist of restricted share units.

Share Repurchases

During the year ended December 31, 2025, the Company did not repurchase any shares.

Maximum Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased	Remaining to be
	Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	the Plan
October 1, 2025 to October 31, 2025	-	$-	-	$
November 1, 2025 to November 30, 2025	-	-	-
December 1, 2025 to December 31, 2025	-	-	-
Total	-	-	-

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis is designed to provide you with a narrative explanation of our financial condition and results of operations for the years ended December 31, 2024 and 2025. This section should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. See Audited Consolidated Financial Statements of Chaince Digital Holdings Inc. (formerly known as Mercurity Fintech Holding Inc.) as of December 31, 2024 and 2025 and for the years ended December 31, 2024 and 2025.

Unless otherwise indicated or the context otherwise requires, all references to “our company,” “we,” “our,” “ours,” “us” or similar terms refer to Chaince Digital Holdings Inc. (formerly known as Mercurity Fintech Holding Inc.), its predecessor entities, its subsidiaries and consolidated affiliated subsidiaries.

All such financial statements were prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. We have made rounding adjustments to some of the figures included in this management’s discussion and analysis. Accordingly, numerical figures shown as totals in some tables may not be an arithmetic aggregation of the figures that precede them. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

RECENT DEVELOPMENTS

The financial services business line has become the Company’s primary focus since March 2025, following FINRA’s approval for Chaince Securities, LLC’s Continuing Membership Application (“CMA”), and now constitutes the Company’s primary business segment.

Since the commencement of its operations, Chaince Securities, Inc. has primarily focused on providing financial services. Its subsidiary, Chaince Securities, LLC, is a FINRA-registered broker-dealer and registered investment advisor (RIA), offering investment banking and related business consulting services to companies conducting securities offerings in the U.S. capital markets, as well as investment solutions for institutions, high-net-worth individuals, and emerging issuers worldwide. The operations team is based in New York and actively conducts business with clients based in the U.S.

Ucon Capital (HK) Limited (“Ucon”), together with its PRC subsidiary, Chaince (Shenzhen) Consulting Co., Ltd., provides business consulting services targeting clients in the Asia-Pacific region. Chaince (Shenzhen) Consulting Co., Ltd. was established in August 2025, maintains an office in Shenzhen, and employs a full operations team locally.

Looking ahead, the Company’s primary objective for the next one to two years remains focused on the financial services sector, with the goal of expanding its customer base, growing revenue, narrowing operating losses, and working toward profitability, although there can be no assurance that these objectives will be achieved within the anticipated timeframe.

On November 12, 2025, the Company announced that it would rebrand from Mercurity Fintech Holding Inc. to Chaince Digital Holdings Inc. The new corporate name, ticker symbol “CD,” and website at www.chaincedigital.com went live on November 13, 2025 at the opening of trading on the Nasdaq Global Market. The rebranding was approved by the Company’s shareholders at its 2025 Annual General Meeting held on September 15, 2025.

As of March 20, 2026, the Company had a total of 79,409,800 ordinary shares issued and outstanding, of which 65,066,254 ordinary shares held by non-affiliates. The aggregate market value of the registrant’s ordinary shares held by non-affiliates (or “Public Float”) as of March 20, 2026 was $260,915,679. This amount is based on the closing price of the ordinary shares on Nasdaq of $4.01 per share on that date. Ordinary shares held by executive officers, directors and 10% or greater stockholders have been excluded since such persons may be deemed affiliates.

Overview

The Company’s current continuing operations are focused on financial services and advisory businesses. These activities are conducted primarily through the Company’s wholly owned subsidiary, Chaince Securities, Inc., together with Chaince Securities, LLC and Ucon Capital (HK) Limited and its subsidiaries. Through these entities, the Company provides capital markets advisory, investment banking, brokerage-related, and business consulting services to corporate clients and institutional counterparties in the United States and Asia-Pacific region.

Set forth below is an overview of the Company’s current continuing operations and a summary of its discontinued operations.

Financial services and advisory businesses

Since August 2022, the Company has operated in the financial services and advisory sector. Following the approval of Chaince Securities, LLC’s Continuing Membership Application (“CMA”) by the Financial Industry Regulatory Authority (“FINRA”) in March 2025, the financial services and advisory business has become the Company’s primary operating focus and a core component of its long-term strategy.

These activities are conducted primarily through the Company’s wholly owned subsidiary, Chaince Securities, Inc., and its affiliated entities. Chaince Securities, LLC, a subsidiary of Chaince Securities, Inc., is a FINRA-registered broker-dealer and registered investment advisor (“RIA”). Chaince Securities, LLC provides investment banking services and related business consulting services to companies pursuing securities offerings in the U.S. capital markets, as well as investment solutions to institutional investors, high-net-worth individuals, and emerging issuers globally. The operations team is based in New York, United States, and actively conducts business with clients primarily located in the United States.

In addition, Ucon Capital (HK) Limited (“Ucon”), together with its wholly owned subsidiary in the People’s Republic of China, Chaince (Shenzhen) Consulting Co., Ltd., provides business consulting and advisory services to clients in the Asia-Pacific region, with a focus on capital markets advisory, corporate restructuring, and related professional services.

Discontinued operations

Historically, the Company also conducted blockchain- and digital asset-related activities through Mercurity Fintech Technology Holding Inc. (“MFH Tech”), including distributed storage and computing services consisting primarily of Filecoin (“FIL”) mining operations.

In December 2025, the Company’s Board of Directors approved a strategic decision to discontinue the Filecoin mining business, as such operations were no longer aligned with the Company’s long-term business strategy and capital allocation priorities. On December 12, 2025, the Company entered into a comprehensive agreement pursuant to which substantially all Filecoin mining equipment was sold to a third party. Under the terms of the agreement, the Company leased back the equipment through April 30, 2026 solely to allow existing mining nodes to naturally expire. Upon expiration of the mining nodes, the Company expects to fully exit Filecoin mining operations and settle all remaining obligations related to such activities.

MFH Tech will continue to exist as a legal entity following completion of the wind-down process and may be used to conduct other digital asset-related or technology-enabled businesses in the future. The discontinuation relates solely to the Filecoin mining business and does not represent a liquidation or dissolution of MFH Tech.

The results of the Filecoin mining business have been classified as discontinued operations in accordance with ASC 205-20 and are presented separately from continuing operations in the consolidated statements of operations and cash flows for all periods presented. Prior period financial information has been reclassified to conform to the current period presentation.

As of December 31, 2025, the Company’s subsidiaries are as follows:

	Date of	Place of	Percentage
	acquisition/	establishment/	of legal
	registration	incorporation	ownership
Subsidiaries:
Chaince Securities, Inc.	April 12, 2023	United States	100%
Chaince Securities, LLC	December 6, 2024	United States	100%
Ucon Capital (HK) Limited	May 21, 2019	Hong Kong	100%
Chaince (Shenzhen) Consulting Co., Ltd.	July 23, 2025	China	100%
Mercurity Fintech Technology Holding Inc.	July 15, 2022	United States	100%
*Aifinity Base Limited	February 5, 2025	Hong Kong	51%

*	Note: Aifinity Base Limited has not actually engaged in any business activities and has been undergoing the process of deregistration.

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2025 and 2024

The following summary of the audited consolidated financial data for the periods and as of the dates indicated is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and related notes. Our historical results do not necessarily indicate our results to be expected for any future period.

(Amounts expressed in U.S. dollars, except share data and per share data, or otherwise noted)

	For the year ended December 31,		Variance in
	2025	2024	Amount	%
Revenue	1,867,068	494,025	1,373,043	277.93%
Cost of revenue	(666,358)	(259,593)	(406,765)	156.69%
Gross profit	$1,200,710	$234,432	$966,278	412.18%
Selling and marketing expenses	(159,803)	(100,426)	(59,377)	59.13%
General and administrative expenses	(4,160,613)	(2,086,677)	(2,073,936)	99.39%
Research and development	(147,321)	—	(147,321)	—
Provision for doubtful accounts	(46,809)	(11,452)	(35,357)	308.74%
Loss on market price of stablecoins and digital assets	(458,333)	(36,689)	(421,644)	1,149.24%
Operating loss	$(3,772,169)	$(2,000,812)	$(1,771,357)	88.53%
Interest income/(expenses), net	477,151	204,071	273,080	133.82%
Other income/(expenses), net	1,274,280	(32,846)	1,307,126	-3,979.56%
(Loss)/Gain from market price of short-term investment	(88,830)	212,426	(301,256)	-141.82%
(Loss)/gain from selling short-term investments	(2,175)	35,771	(37,946)	-106.08%
Gain from deregistration of subsidiaries	97,144	—	97,144	—
Loss on share-based payment liabilities	(360,600)	—	(360,600)	—
Loss before provision for income taxes	$(2,375,199)	$(1,581,390)	$(793,809)	50.20%
Income tax (expenses)/benefits	82,248	(336,985)	419,233	-124.41%
Loss from continuing operations	$(2,292,951)	$(1,918,375)	$(374,576)	19.53%
Loss from discontinued operations	(2,804,880)	(2,616,022)	(188,858)	7.22%
Net loss	$(5,097,831)	$(4,534,397)	$(563,434)	12.43%

Revenue

Our revenues mainly represent revenues from financial services and advisory activities. Revenue previously generated from distributed storage and computing services, consisting of Filecoin mining operations, has been classified as discontinued operations and is excluded from the Company’s continuing revenue recognition policies.

The following table sets forth the revenues of our different types of businesses:

	For the year ended December 31,		Variance in
	2025	2024	Amount	%
Revenue
Financial services and advisory businesses	1,867,068	494,025	1,373,043	277.93%
Total revenue	$1,867,068	$494,025	$1,373,043	277.93%

For the years ended December 31, 2025 and 2024, total revenue from financial services and advisory businesses was $1,867,068 and $494,025, respectively, representing an increase of $1,373,043, or 277.93%.

As disclosed in the consolidated financial statements, the Company’s revenues for 2025 and 2024 were derived entirely from financial services and advisory businesses. Revenue previously generated from distributed storage and computing services (Filecoin mining operations) has been classified as discontinued operations and is presented separately from continuing operations.

Revenue Composition

Revenue for the year ended December 31, 2025 was diversified across multiple service categories, as follows:

●	Industry Advisory & Consulting services: $755,740
●	IPO-related financial advisory and consulting services: $626,052
●	PIPE advisory and placement-related services: $321,036
●	Transaction execution and brokerage services: $90,450
●	Clearing-related brokerage services: $37,592
●	Other services – referral services: $23,000
●	Other services – escrow agent services: $13,198

In contrast, revenue for the year ended December 31, 2024 was primarily concentrated in:

●	IPO-related financial advisory and consulting services: $448,525
●	Other services – referral services: $45,500

The increase in revenue during 2025 was primarily attributable to: (a) a higher volume of advisory and consulting engagements; (b) the introduction and expansion of PIPE advisory services; (c) increased transaction execution activities.

Revenue growth reflects an expansion in both the number of engagements and the diversity of services provided during 2025 compared to 2024.

Revenue Recognition Characteristics

Revenue from financial services and advisory businesses is recognized in accordance with ASC 606 when performance obligations are satisfied.

Depending on the nature of the engagement:

●	IPO-related advisory and industry consulting services are generally recognized over time as services are performed;
●	PIPE advisory and transaction execution services are generally recognized at a point in time upon completion of the relevant transaction milestone;
●	Referral services are recognized when the referral obligation is fulfilled;
●	Certain brokerage-related services may be presented on either a gross or net basis depending on the Company’s role in the transaction.

Changes in revenue mix between 2024 and 2025 reflect an increased contribution from advisory and consulting engagements relative to referral-based activities.

Prior Year Reclassification

For comparative purposes, revenues previously presented as “Business consultation services” and “Other services” in 2024 have been aggregated and reclassified as “Financial services and advisory businesses” to conform to the current presentation. This reclassification had no impact on total revenue, net loss, total assets, total liabilities, or cash flows for any period presented

Cost of revenue

The following table sets forth the cost of revenue of our different types of businesses:

	For the year ended December 31,		Variance in
	2025	2024	Amount	%
Cost of revenue
Financial services and advisory businesses	(666,358)	(259,593)	(406,765)	156.69%
Total cost of revenue	$(666,358)	$(259,593)	$(406,765)	156.69%

For the years ended December 31, 2025 and 2024, total cost of revenue from financial services and advisory businesses was $666,358 and $259,593, respectively, representing an increase of $406,765, or 156.69%.

The increase in cost of revenue was primarily attributable to the expansion of revenue-generating activities during 2025. As disclosed above, total revenue increased by $1,373,043 year-over-year, driven by growth in IPO-related financial advisory services, industry advisory and consulting services, and PIPE advisory engagements. The increase in cost of revenue is consistent with the higher level of transaction volume and consulting activity during the year.

Cost of revenue for financial services and advisory businesses primarily consists of: (a) salaries and benefits of advisory and project execution personnel directly involved in revenue-generating activities; (b) transaction-based compensation arrangements; (c) brokerage clearing fees and execution-related charges; and (d) directly attributable professional service costs.

Personnel-related costs increased in 2025 as a result of a larger advisory project pipeline and increased transaction execution activities. In addition, certain service categories, including PIPE advisory and transaction execution services, involve variable compensation structures that are directly correlated with transaction volume, resulting in higher cost of revenue compared to 2024.

Gross profit/(loss) and gross profit/(loss) margin

Gross profit/(loss) represents our net revenues less cost of revenue. Our gross profit/(loss) margin represents our gross profit/(loss) as a percentage of our net revenues.

The following table sets forth the gross profit/(loss) and gross profit/(loss) margin of our different types of businesses:

	For the year ended December 31,		Variance in
	2025	2024	Amount	%
Gross profit/(loss)
Financial services and advisory businesses	1,200,710	234,432	966,278	412.18%
Total gross profit/(loss)	$1,200,710	$234,432	$966,278	412.18%

Gross profit/(loss) margin
Financial services and advisory businesses	64.31%	47.45%	16.86%	35.52%
Overall gross profit/(loss) margin	64.31%	47.45%	16.86%	35.52%

For the years ended December 31, 2025 and 2024, total gross profit from financial services and advisory businesses was $1,200,710 and $234,432, respectively, representing an increase of $966,278 year-over-year.

Gross margin increased to 64.31% for the year ended December 31, 2025, compared to 47.45% for the year ended December 31, 2024, representing an improvement of 16.86 percentage points.

The increase in gross profit was primarily attributable to higher revenue generated from advisory and consulting engagements during 2025. As discussed above, total revenue increased significantly year-over-year due to expansion in IPO-related advisory services, industry advisory and consulting services, and PIPE advisory activities.

The improvement in gross margin primarily reflects: (a) a shift in revenue mix toward advisory and consulting services, which generally carry higher margins relative to transaction-based brokerage services; (b) increased revenue scale relative to fixed personnel costs associated with the advisory team; and (c) a higher proportion of revenue generated from service categories recognized on a net basis in certain arrangements.

Cost of revenue increased in absolute terms due to higher transaction volume and personnel-related expenses; however, the rate of revenue growth exceeded the rate of increase in direct costs, resulting in improved gross margin for the year ended December 31, 2025.

Sales and marketing expenses

Sales and marketing expenses primarily consist of (i) labor costs of sales personnel, and (ii) referral and promotion fees for businesses. These costs are expensed as incurred.

The sales and marketing expenses for the years ended December 31, 2025 amounted to $159,803, of which $109,803 attributed to labor costs of sales personnel, while the remaining $50,000 was spent on referral and promotion fees for businesses. The sales and marketing expenses for the year ended December 31, 2024 amounted to $100,426, of which $90,426 was attributed to labor costs for sales personnel, while the remaining $10,000 was spent on referral and promotion fees for businesses.

The definition of our main business has undergone some restructuring in recent years, and as it becomes more well-defined, and as current structural business investments mature and begin to yield revenue, we have plans to steadily increase our marketing and promotional investment and efforts.

General and administrative expenses

The Company’s general and administrative expenses consist primarily of (i) salaries and benefits for employees, which are the salaries and benefits for our management, merchant service representatives and general administrative staff, (ii) office expenses, which consist primarily of office rental, maintenance and utilities expenses, depreciation of office equipment and other office expenses, and (iii) professional expenses, which consist primarily of legal expense and audit fees.

The Company’s general and administrative expenses for the year ended December 31, 2025 amounted to $4,160,613, consisted primarily of $1,375,624 in employment costs, $1,471,922 in professional fees, and $1,313,067 in other office expenses. The Company’s general and administrative expenses for the year ended December 31, 2024 amounted to $2,086,677, consisting primarily of $482,993 in employment costs, $947,725 in professional fees, and $655,959 in other office expenses. Due to the expansion of the Company’s financial services and advisory businesses team, all employee salaries and benefits, professional expenses, and office and other miscellaneous expenses have increased significantly compared to the same period in the previous year.

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the development of the Company’s tokenization platform network and related blockchain infrastructure initiatives.

For the year ended December 31, 2025, research and development expenses were $147,321, compared to nil for the year ended December 31, 2024. The increase was primarily attributable to equity-based compensation recognized in connection with system development services provided under the Comprehensive Technology Services Agreement entered into on July 23, 2025 with Palantir Innovation Technologies Corporation.

Pursuant to the agreement, the Company engaged the service provider to assist with the development and implementation of a tokenization platform network, including blockchain architecture design, RWA (Real World Assets) tokenization framework development, smart contract advisory, and related compliance-supporting technical systems. As consideration, the Company issued ordinary shares to the service provider, which are accounted for under ASC 718, Compensation—Stock Compensation.

The equity awards granted under the agreement have a three-year service period. Accordingly, the total grant-date fair value of the shares issued is being recognized as expense on a straight-line basis over the requisite service period. During the year ended December 31, 2025, the Company recognized $147,321 of share-based compensation expense attributable to development-related services, which has been classified within research and development expenses in the consolidated statements of operations.

The Company did not incur material research and development expenses in 2024, as no comparable system development agreements were in effect during that period.

Management believes that continued investment in technology infrastructure and tokenization-related development initiatives is strategically important to support potential future blockchain- and digital asset–enabled service offerings. However, the Company will continue to evaluate the scope and pace of such investments in light of its broader capital allocation priorities and financial performance objectives.

Provision for doubtful accounts

Provision for doubtful accounts was $46,809 for the year ended December 31, 2025, compared to $11,452 for the year ended December 31, 2024, representing an increase of $35,357. The increase was primarily attributable to additional allowances recognized for certain other receivables based on the Company’s assessment of expected credit losses under the CECL model.

For the year ended December 31, 2024, the provision mainly related to interest receivables that were determined to be uncollectible. Management evaluates the collectability of receivables on an ongoing basis and records allowances when collection becomes uncertain based on the financial condition of counterparties, historical experience, and other relevant factors.

Loss on market price of stablecoins and digital assets

Loss on market price of stablecoins and digital assets represents changes in the fair value of the Company’s digital assets holdings and certain cryptocurrency-denominated balances recognized in earnings during the reporting period.

Effective January 1, 2024, the Company adopted ASU 2023-08, which requires in-scope digital assets to be measured at fair value at each reporting date, with changes in fair value recognized in net income. Accordingly, changes in fair value are recognized in net income in the period in which they arise.

Classification Between Continuing and Discontinued Operations

For presentation purposes, the Company classifies fair value changes based on the operational nature and business association of the underlying digital assets:

●	Digital assets held in the wallet of the parent company, Chaince Digital Holdings Inc. (“Chaince Cayman”), are associated with treasury and corporate-level activities and are therefore classified within continuing operations.
●	Filecoins held in the mining node accounts of the Company’s wholly owned subsidiary, MFH Tech, which relate directly to the Filecoin mining business, are classified within discontinued operations following the Board’s decision to wind down the distributed storage and computing services business.
●	Adjustments arising from FIL-denominated receivables and payables associated with the Filecoin mining business are likewise classified within discontinued operations, as such balances are directly attributable to the mining operations.

Continuing Operations

For the year ended December 31, 2025, Loss on market price of stablecoins and digital assets from continuing operations totaled $458,333, consisting of: (a) loss on market price of Bitcoin of $341,524; (b) loss on market price of USD Coin of $1,064; (c) loss on market price of Solana (SOL) of $1,088; and (d) loss on market price of Filecoin (held outside the mining node structure) of $114,657.

These losses relate primarily to digital assets held in Chaince Cayman’s corporate wallet and reflect declines in market prices during the period. These amounts are included in “Loss on market price of stablecoins and digital assets” within continuing operations in the consolidated statements of operations.

Discontinued Operations

For the year ended December 31, 2025, Loss on market price of stablecoins and digital assets from discontinued operations totaled $864,557, consisting of: (a) $641,895 loss attributable to Filecoins held in MFH Tech’s Filecoin mining node accounts; and (b) $222,662 loss arising from fair value adjustments to FIL-denominated receivables and payables associated with the Filecoin mining business.

The FIL-denominated receivables and payables were settled or measured in Filecoin and were therefore subject to remeasurement based on changes in FIL market prices. Because these balances are directly related to the mining business, the associated fair value adjustments have been classified within discontinued operations in accordance with ASC 205-20.

Overall Volatility Considerations

The increase in total fair value losses in 2025 compared to prior periods was primarily driven by declines in Filecoin market prices and continued price volatility in major cryptocurrencies. Under the fair value model required by ASU 2023-08, the Company’s results of operations are subject to increased volatility as both upward and downward market movements are recognized in earnings each reporting period.

Interest income/(expenses), net

The Company’s interest income/(expenses), net consist of (i) convertible notes interest costs, and (ii) interest income from cash deposits and short-term investments.

The Company’s interest income/(expenses), net for the year ended December 31, 2025 amounted to $477,151, consisted of negative $134,452 in convertible notes interest costs, and positive $611,603 in interest income from cash deposits and short-term investments. The Company’s interest income/(expenses), net for the year ended December 31, 2024 amounted to $204,071, consisted of negative $382,603 in convertible notes interest costs, and positive $586,674 in interest income from cash deposits and short-term investments and providing loans to external parties.

Other income/(expenses), net

Other income consists primarily of the gain generated from the debt waiver, government subsidies and other unexpected gains. Other expenses primarily consist of government fines, such as tax late fees.

Other income/(expenses), net for the year ended December 31, 2025 was income of $1,274,280, compared to negative $32,846 for the year ended December 31, 2024.

The increase in other income during 2025 was primarily attributable to gains recognized from debt waiver agreements entered into during the year. Specifically, the Company recognized $1,273,855 of gain resulting from three separate debt waiver arrangements executed with related parties, pursuant to which certain outstanding obligations of the Company were irrevocably waived.

The waived obligations included: (a) a USD $400,000 loan previously provided to the Company; (b) RMB 1,726,830 of loans previously extended to the Company’s PRC subsidiary; and (c) the waiver of the Company’s obligation to deliver 90,000 ordinary shares in connection with a prior agency arrangement. The creditors irrevocably waived all related principal amounts and associated rights of recourse, and no further obligations remain outstanding under these arrangements. As a result, the Company derecognized the related liabilities and recognized the corresponding gain within other income/(expenses), net in the consolidated statements of operations for the year ended December 31, 2025.

Excluding the impact of the debt waivers, other income/(expenses), net would not have been material for the year ended December 31, 2025.

Gain/(loss) from market price of short-term investment

The gain from market price of short-term investment for the years ended December 31, 2025 and 2024 consists primarily of the net gain from the market price changes of the common stocks and ETFs held by the Company.

(Loss)/gain from selling short-term investments

The loss from selling short-term investments for the year ended December 31, 2025 consists of the loss from selling ETFs held by the Company. The gain from selling short-term investments for the year ended December 31, 2024 consists primarily of the gain from selling ordinary shares held by the Company during the same period.

Loss on share-based payment liabilities

The loss on share-based payment liabilities for the year ended December 31, 2025 were primarily attributed to fluctuations in the fair value of the Company’s liabilities that are payable in a fixed number of ordinary shares. The trading price of the Company’s ordinary shares in the public market serves as the standard basis for determining its fair value.

Gain from deregistration of subsidiaries

For the year ended December 31, 2025, the Company recognized a gain from deregistration of subsidiaries of $97,144.

The gain arose from the deregistration and liquidation of Lianji Future, the Company’s former PRC subsidiary. The amount recognized does not represent an operating gain from business activities. Rather, it primarily reflects the reclassification of cumulative foreign currency translation adjustments (“CTA”) from accumulated other comprehensive income into earnings upon the deregistration of the subsidiary.

In accordance with ASC 830, Foreign Currency Matters, when a foreign entity is substantially liquidated or disposed of, the cumulative translation adjustment related to that entity is required to be reclassified from equity (accumulated other comprehensive income) to earnings as part of the gain or loss on disposal. As a result, the Company reclassified the historical accumulated foreign currency translation differences associated with Lianji Future into the consolidated statements of operations in 2025.

The Company did not receive material proceeds from the deregistration of Lianji Future. Accordingly, the gain recognized reflects primarily non-cash accounting adjustments related to foreign currency translation rather than current-period operating performance.

Loss before income taxes

Loss before income taxes was $2,375,199 for the year ended December 31, 2025, compared with loss before income taxes of $1,581,390 for the year ended December 31, 2024.

Income tax expense/(benefits)

We recorded income tax benefits of $82,248 for the year ended December 31, 2025 and income tax expense of $336,985 for the year ended December 31, 2024.

Loss from continuing operations

Loss from continuing operations was $2,292,951 for the year ended December 31, 2025, compared with loss from continuing operations of $1,918,375 for the year ended December 31, 2024.

Loss from discontinued operations

For the year ended December 31, 2025, the Company recognized a loss from discontinued operations of $2,804,880, compared to $2,616,022 for the year ended December 31, 2024.

The discontinued operations relate entirely to the Company’s distributed storage and computing services business, which consisted of Filecoin (“FIL”) mining activities conducted through its wholly owned U.S. subsidiary, Mercurity Fintech Technology Holding Inc. (“MFH Tech”). In December 2025, the Company’s Board of Directors approved a strategic decision to discontinue this business, and the results of the Filecoin mining operations have been classified as discontinued operations in accordance with ASC 205-20.

Operating Results of the Mining Business

For the year ended December 31, 2025, revenue from the Filecoin mining operations was $339,602, compared to $513,405 in 2024. Revenue fluctuations were primarily driven by changes in mining output and market prices of FIL at the time rewards were received.

Cost of revenue for the year ended December 31, 2025 was $996,123, primarily consisting of mining equipment depreciation, facility lease and electricity costs, software-related expenses, and other operational costs necessary to maintain node operations. The mining business continued to generate negative gross margins during the year.

Impairment and Wind-Down Related Charges

During the year ended December 31, 2025, the Company recognized: (a) $1,283,802 of impairment loss on property and equipment related to mining equipment; and (b) $864,557 of Loss on market price of stablecoins and digital assets classified within discontinued operations.

The impairment loss reflects management’s reassessment of the recoverable value of mining equipment in connection with the Board’s decision to wind down the business. As part of the wind-down plan, substantially all mining equipment was sold in December 2025, and the Company leased back the equipment through April 30, 2026, solely to allow existing mining nodes to naturally expire. The impairment charge primarily reflects the difference between the carrying value of the mining equipment and its recoverable amount based on the transaction terms.

The Loss on market price of stablecoins and digital assets included within discontinued operations consists of: (i) fair value losses attributable to FIL held within MFH Tech’s mining node accounts; and (ii) remeasurement losses on FIL-denominated receivables and payables directly associated with the mining operations. These losses reflect declines in FIL market prices during 2025 under the fair value measurement model required by ASU 2023-08.

Nature of the Loss

The 2025 loss from discontinued operations was driven primarily by: (a) ongoing negative operating margins from mining activities; (b) Impairment charges recognized in connection with the wind-down decision; and (c) fair value volatility of FIL holdings and FIL-denominated balances.

A significant portion of the loss relates to non-cash items, including impairment and fair value adjustments.

Following the Board’s approval in December 2025, the Company ceased making new investments in the mining business and initiated an orderly wind-down. The Company expects the remaining mining nodes to expire by April 30, 2026, at which point it will fully exit the Filecoin mining operations.

Net loss

As a result of the foregoing factors, we recorded a net loss of $5,097,831 for the year ended December 31, 2025, as compared to a net loss of $4,534,397 for the year ended December 31, 2024.

Liquidity and Capital Resources

Primary Sources of Liquidity

Our primary sources of liquidity consist of existing cash and cash equivalents, cash flows from operating activities, and proceeds from financing activities.

As of December 31, 2025, we had cash and cash equivalents of $33,820,069, stablecoins (USD Coins) of $2,904,894, digital assets of $1,122,628, and total equity of $44,032,194. The increase in cash during 2025 was primarily driven by equity financing activities, partially offset by cash used in operating and investing activities.

Management continuously monitors liquidity levels, operating cash flow trends, capital expenditure requirements, and contractual commitments to assess the Company’s ability to meet its short-term and long-term obligations. Based on current cash balances and expected operating activities, management believes that the Company has sufficient liquidity to fund its operations and anticipated commitments for at least the next twelve months.

The Company may, from time to time, pursue additional equity or debt financing to support business expansion, strategic investments, or working capital needs. The availability and terms of such financing are subject to market conditions and the Company’s financial performance. Issuance of additional equity securities may result in dilution to existing shareholders, while the incurrence of debt may require the Company to allocate cash toward debt service and may impose certain operational or financial covenants.

Cash Flows

Cash Flows for the year ended December 31, 2025, compared to the year ended December 31, 2024

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended December 31,		Variance in
	2025	2024	Amount	%
Net cash used in operating activities	(2,409,623)	(3,574,217)	1,164,594	-32.58%
Net cash (used in)/provided by investing activities	(1,171,422)	3,793,854	(4,965,276)	-130.88%
Net cash provided by/(used in) financing activities	13,392,900	7,580,700	5,812,200	76.67%
Effect of exchange rate changes	(1,117)	45	(1,162)	-2,582.22%
Net change in cash and cash equivalents	$9,810,738	$7,800,382	$2,010,356	25.77%
Cash and cash equivalents, beginning of the year	24,009,331	16,208,949	7,800,382	48.12%
Cash and cash equivalents, end of the year	$33,820,069	$24,009,331	$9,810,738	40.86%

For the year ended December 31, 2025, net increase in cash and cash equivalents was $9,810,738, compared to $7,800,382 for the year ended December 31, 2024. Cash and cash equivalents were $33,820,069 as of December 31, 2025, compared to $24,009,331 as of December 31, 2024. The increase in cash during the year ended December 31, 2025 was primarily driven by financing activities, partially offset by cash used in operating and investing activities.

For purposes of the consolidated statements of cash flows, the Company includes restricted cash in cash and cash equivalents. As of December 31, 2024, $93,475 classified as a security deposit on the consolidated balance sheets was included in the ending balance of cash and cash equivalents in the consolidated statements of cash flows.

Operating Activities

Net cash used in operating activities was $2,409,623 for the year ended December 31, 2025, compared to $3,574,217 for the year ended December 31, 2024.

2025 Operating Cash Flow

For the year ended December 31, 2025, our net cash used in operating activities was $2,409,623, reflecting a combination of net cash used in continuing operations of $1,877,547.

The net cash used in continuing operations was primarily attributable to (i) our net loss from continuing operations of $2,292,951, (ii) an adjustment of deducted non-cash profit and loss items of a positive net amount of $736,199, mainly provision for doubtful accounts, inclusive of depreciation, loss from selling short-term investments, exchange gains and losses, loss on market price of short-term investment, Loss on market price of stablecoins and digital assets, loss on share-based payment liabilities, interest income/(expenses), stock-based compensations, gain from debt forgiveness, non-cash revenue or gain, non-cash expenses, gain from deregistration of subsidiaries, and other income or loss, (iii) changes in working capital that negatively affected the cash flow from operating activities, primarily including: an increase of $132,536 in clearing deposits, an increase of $301,885 in accounts receivable, an increase of $193,801 in prepaid expenses and other current assets, an increase of $55,148 in accounts payable, an increase of $28,093 in advance from customers and deferred revenues, a decrease of $11,781 in operating lease liabilities, and an increase of $288,812 in accrued expenses and other current liabilities, and (iv) Changes in non-current assets and liabilities negatively affected cash flows from operating activities, primarily as a result of an increase in right-of-use assets of $751,200, an increase in deferred tax assets of $82,248, partially offset by an increase in operating lease liabilities of $780,603.

Operating cash flows also included the effects of discontinued operations. Cash flows attributable to the Filecoin mining business primarily consisted of operating lease payments, electricity and hosting expenses, and mining-related costs incurred during the wind-down period.

Although the Company continued to generate advisory revenue growth in the year ended December 31, 2025, operating cash flow remained negative due to expansion-related working capital requirements and the continued wind-down of the mining operations.

2024 Operating Cash Flow

For the year ended December 31, 2024, our net cash used in operating activities was $3,574,217, reflecting a combination of net cash used in continuing operations of $3,190,261.

The net cash used in continuing operations was primarily attributable to: (i) our net loss from continuing operations of $1,918,375; (ii) an adjustment of deducted non-cash profit and loss items of a positive net amount of $57,636, mainly inclusive of provision for doubtful accounts, depreciation, gain from selling short-term investments, exchange gains and losses, gain from market price of short-term investment, Loss on market price of stablecoins and digital assets, interest income/(expenses), non-cash revenue or gain, non-cash expenses, and other income or loss; (iii) changes in working capital that negatively affected the cash flow from operating activities, primarily including: an increase of $1,390,543 in prepaid expenses and other current assets, a decrease of $40,000 in advance from customers and deferred revenues, a decrease of $69,899 in operating lease liabilities, and a decrease of $201,560 in accrued expenses and other current liabilities; and (iv) changes in non-current assets and liabilities that positively affected the cash flow from operating activities, primarily including: an increase of $751,200 in right-of-use assets, an increase of $78,945 in deferred tax assets, a decrease of $282,279 in operating lease liabilities, and an increase of $25,200 in deferred tax liabilities.

Operating cash flows in 2024 also included cash outflows related to Filecoin mining activities, which were presented within discontinued operations.

Year-over-year, the improvement in operating cash flow in 2025 compared to 2024 was primarily attributable to reduced working capital outflows and changes in operating lease liabilities.

Investing Activities

Net cash used in investing activities was $1,171,422 for the year ended December 31, 2025, compared to net cash provided by investing activities of $3,793,854 for the year ended December 31, 2024.

2025 Investing Cash Flow

Investing activities in 2025 primarily reflected treasury and digital asset allocation decisions within continuing operations, partially offset by proceeds related to discontinued operations.

For the year ended December 31, 2025, our net cash used in investing activities was $1,171,422, reflecting a combination of net cash used in continuing operations of $1,671,422.

The net cash used in continuing operations was primarily attributable to cash received from selling short-term investments of $959,011, cash received from short-term investment interests and dividends of $33,052, cash paid for purchasing digital assets of $1,480,589, cash received from refunds under the cancellation agreement for purchasing property and equipment of $1,000,000, and cash paid for short-term investments of $2,182,896.

The net cash provided by discontinued operations was primarily attributable to cash from selling property and equipment of $500,000.

Overall, the net investing cash outflow in the year ended December 31, 2025 reflects increased capital deployment into short-term investments and digital assets, partially offset by equipment sale proceeds and refunds received.

2024 Investing Cash Flow

Net cash provided by investing activities was $3,793,854 for the year ended December 31, 2024. This cash flow was solely derived from continuing operations and was primarily attributed to cash received from selling short-term investments of $1,939,850, cash received from short-term investment interest and dividends of $221,146, cash paid for short-term investments of $364,531, cash paid for purchasing property and equipment of $2,611, and cash received from refunds under the cancellation agreement for purchasing property and equipment of $2,000,000.

The significant net inflow in the year ended December 31, 2024 primarily reflects monetization of short-term investments and refunds received under contractual arrangements, which more than offset limited capital expenditures during the period.

The shift from net investing inflows in the year ended December 31, 2024 to net investing outflows in the year ended December 31, 2025 was primarily attributable to: (a) increased purchases of short-term investments and digital assets in 2025; and (b) lower refund-related inflows compared to 2024. The investing activity in the year ended December 31, 2025 also reflects the monetization of certain mining-related assets in connection with the wind-down of discontinued operations.

Financing Activities

2025 Financing Cash Flow

For the year ended December 31, 2025, our net cash provided by financing activities was $13,392,900. This cash flow was solely derived from continuing operations and was primarily attributed to cash received from equity financing of $17,797,900 and cash paid for part of the principal and interest of convertible notes of $4,405,000.

The increase in net financing cash inflow in 2025 reflects the Company’s continued capital raising activities to support the expansion of its financial services platform and strengthen liquidity, while simultaneously reducing outstanding debt obligations.

2024 Financing Cash Flow

For the year ended December 31, 2024, our net cash provided by financing activities was $7,580,700. This cash flow was solely derived from continuing operations and was primarily attributed to cash received from private placement of $10,010,700, cash paid for repaying the convertible notes of $1,500,000, and related financial advisory fees of $930,000.

The financing activities in the year ended December 31, 2024 reflect the Company’s efforts to raise equity capital and restructure portions of its debt.

The increase in net cash provided by financing activities in the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to higher equity capital raised during 2025, partially offset by increased repayments of convertible debt.

Cash and Cash Equivalents, and Restricted Cash

As of December 31, 2025, the Company had cash and cash equivalents of $33,820,069, compared to $23,915,856 as of December 31, 2024. As of December 31, 2024, the Company also had a security deposit of $93,475, which was classified separately from cash and cash equivalents.

The increase in cash and cash equivalents in the year ended December 31, 2025 was primarily attributable to net proceeds from equity financing activities, partially offset by operating cash outflows and investing activities during the year.

Short-term Investments

As of December 31, 2025, the Company held short-term investments of $2,243,567, primarily consisting of U.S. Treasury Bill ETFs and certificates of deposit, compared to $957,729 as of December 31, 2024.

The increase reflects the Company’s allocation of excess liquidity into low-risk, interest-bearing instruments as part of its treasury management strategy.

Stablecoins and Digital Assets

As of December 31, 2025, the Company held stablecoins and digital assets from continuing operations with an aggregate fair value of $4,027,522, consisting of USD Coin, Bitcoin, Solana, and Filecoin, compared to $156,623 as of December 31, 2024.

Effective January 1, 2024, the Company adopted ASU 2023-08, under which digital assets are measured at fair value with changes in fair value recognized in net income. Accordingly, the carrying amounts of digital assets as of December 31, 2025 and 2024 reflect fair value measurement at the respective reporting dates.

As previously disclosed, digital assets associated with the Company’s discontinued Filecoin mining operations are presented separately within discontinued operations in the consolidated financial statements.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of December 31, 2025, management is not aware of any pending or threatened claims that, if adversely determined, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Capital Expenditures

Capital expenditures for the years ended December 31, 2025 and 2024 were $1,480,589 and $2,611, respectively.

Capital expenditures in the year ended December 31, 2025 primarily related to purchases of digital assets. Capital expenditures in the year ended December 31, 2024 were minimal.

The Company expects to fund future capital expenditures primarily through existing cash and cash equivalents. The level and timing of future capital expenditures will depend on the Company’s strategic initiatives, operating performance, and market conditions.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2025:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease commitments	1,142,720	318,240	791,045	33,435
Total	$1,142,720	$318,240	$791,045	$33,435

Other than those shown above, we did not have any significant capital and other commitments as of December 31, 2025.

Off-balance Sheet Commitments and Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and are not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management has concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective, due to the material weaknesses identified by us, which are described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

Internal Control Over Financial Reporting

Except for the material weaknesses identified as of December 31, 2025, the remedial measures and except for the changes described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, management identified the following material weaknesses:

●	Insufficient formal documentation of internal control policies and procedures relating to financial reporting processes;

●	Limited segregation of duties due to the relatively small size of the Company’s accounting and finance staff, which results in certain individuals performing multiple roles in accounting, financial reporting, and operational functions;

●	Insufficient number of personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements, and lack of a fully developed internal accounting and financial reporting infrastructure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although these material weaknesses did not result in any identified material misstatements in the Company’s financial statements, management concluded that internal control over financial reporting was not effective as of December 31, 2025.

Remediation

Our Board of Directors, Audit Committee and management take internal control over financial reporting and the integrity of financial statements seriously. Following the identification of the material weaknesses described above, management has initiated a remediation plan to improve our internal control over financial reporting. The remediation plan includes the following actions:

●	Engaging external accounting advisors and specialists, as needed, to assist management in evaluating and strengthening accounting policies, financial reporting procedures, and internal control documentation;

●	Enhancing the Company’s organizational structure and strengthening segregation of duties as the Company expands its operations and personnel;

●	Hiring additional accounting and finance personnel to strengthen the financial reporting function. As of the date of this report, the Company has added a financial manager responsible for supervising accounting work and financial reporting preparation, and an accounting assistant to support accounting functions for the Company’s U.S. subsidiaries;
.
●	Providing additional training to accounting and finance personnel regarding U.S. GAAP accounting and SEC financial reporting requirements;

●	Continuing efforts to recruit an additional independent director with significant financial expertise to strengthen the oversight of the Audit Committee.

While management intends to complete the remediation of these material weaknesses by the end of 2026, these remediation measures may require time to fully implement and operate effectively. We cannot assure that these initiatives will fully remediate the material weaknesses or that additional control deficiencies will not be identified in the future.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

In July 2022, the Company was conclusively listed by the U.S. Securities and Exchange Commission (“SEC”) as a Commission-Identified Issuer under the Holding Foreign Companies Accountable Act (“HFCAA”) following the filing of its Annual Report on Form 20-F for the fiscal year ended December 31, 2021. At that time, the Company’s independent registered public accounting firm was Shanghai Perfect C.P.A. Partnership, a public accounting firm located in the People’s Republic of China that the Public Company Accounting Oversight Board (“PCAOB”) was unable to inspect or investigate completely in 2021.

On December 15, 2022, the PCAOB issued a report vacating its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where the PCAOB was unable to inspect or investigate completely registered public accounting firms.

On January 27, 2023, the Company dismissed Shanghai Perfect C.P.A. Partnership as its independent registered public accounting firm and appointed OneStop Assurance PAC (“OneStop”), a Singapore-based public accounting firm registered with the PCAOB, as its independent registered public accounting firm.

Subsequently, on January 23, 2026, the Company dismissed OneStop Assurance PAC as its independent registered public accounting firm. The decision to change the Company’s independent registered public accounting firm was approved by the Audit Committee of the Board of Directors and was primarily related to the Company’s operational focus and the Company’s principal executive offices being located in the United States.

On January 24, 2026, the Company appointed Tang Qian & Associates PLLC (“Tang Qian”), a U.S.-based public accounting firm registered with the PCAOB, as its new independent registered public accounting firm for the fiscal year ended December 31, 2025.

Tang Qian is headquartered in the United States, registered with the PCAOB, and subject to regular inspection by the PCAOB. As a result, the Company believes that its auditor is fully subject to PCAOB inspection and oversight.

As of the date of this Annual Report and to the best of our knowledge:

1. No governmental entities in the People’s Republic of China (“PRC”), the Cayman Islands, the British Virgin Islands, Hong Kong, Singapore, or the United States own any shares of the Company or any of its operating entities;

2. No governmental entities in the PRC have a controlling financial interest in the Company or any of its operating entities;

3. None of the members of the Board of Directors of the Company or its operating entities is an official of the Chinese Communist Party; and

4. The Company’s memorandum and articles of association and the organizational documents of its operating entities do not contain any charter of the Chinese Communist Party.

Based on the foregoing and the Company’s current engagement of a U.S.-based PCAOB-registered accounting firm that is subject to PCAOB inspection, the Company does not expect to be identified as a Commission-Identified Issuer under the HFCAA in future filings.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors and Senior Management

The following table sets forth certain information relating to our directors and executive officers as of the date of this Annual Report

Directors and Executive Officers	Age	Position/Title
Shi Qiu	34	Chief Executive Officer and Director
Alan Curtis	82	Chairperson of the Board of Directors and Independent Director
Hui Cheng	33	Independent Director
Peter Nobel	74	Independent Director
Wilfred Daye	52	Chief Strategy Officer and Director
Yukuan Zhang	38	Chief Financial Officer

Mr. Shi Qiu, our Chief Executive Officer and Director, is an entrepreneur with extensive experience in corporate management and business innovation in various industries, such as the media, fintech, and blockchain industries. From September 2015 to May 2018, Mr. Qiu co-founded and served as a Vice President of Newstyle Media Group, which received strategic investments from certain well-known technology companies in the PRC. Newstyle Media Group produced a popular Asian TV series “The Untamed,” which is currently available worldwide on the online streaming platform Netflix. From June 2018 to October 2018, Mr. Qiu served as the Head of Blockchain Business of North Mining Limited. Mr. Qiu then served as the Vice-General Manager of Ningbo Saimeinuo Supply Chain Management Ltd. from November 2018 until 2021. From November 2021 until November 2022, Mr. Qiu served as the Chief Technology Officer (the “CTO”) of Singularity Future Technology (NASDAQ:SGLY). Mr. Qiu received a Bachelor’s Degree in Risk Management and Actuary from Zhejiang University and a Master’s Degree in Government Management and Public Policy from Tsinghua University. Since May 2022, Mr. Qiu has served as the Chief Executive Officer and Director of the Company.

Mr. Alan Curtis, our Chairperson of the Board of Directors and an Independent Director, is an American public policy expert. Mr. Curtis served as a public safety advisor to Presidents Lyndon B. Johnson and Jimmy Carter. Since 1968, Mr. Curtis has served on the National Advisory Commission on Civil Disorders, known as the Kerner Commission. In 1969, Mr. Curtis was appointed as an Assistant Director of Crimes of Violence task force on President Lyndon B. Johnson’s National Commission on the Causes and Prevention of Violence. Between 1977 and 1981, Mr. Curtis served as Executive Director of President Jimmy Carter’s Urban and Regional Policy Group and as an Urban Policy Advisor to the Secretary of Housing and Urban Development. In 1981, Mr. Curtis was named as Founding President and Chief Executive Officer of the Milton S. Eisenhower Foundation, which identifies, funds, evaluates, and builds evidence-based programs for disadvantaged American youth and families. In 2018, Mr. Curtis published a book titled Healing Our Divided Society: Investing in America Fifty Years after the Kerner Report, in which Mr. Curtis proposed evidence-based policies for employment, education, housing, community development, and criminal justice. Mr. Curtis holds an A.B. in Economics from Harvard, a M.Sc. in Economics from the University of London, and a Ph.D. in Criminology and Urban Policy from the University of Pennsylvania. Since November 2022, Mr. Alan Curtis has served as the Chairperson of the Board of Directors of the Company.

Mr. Hui Cheng, our Independent Director, is an entrepreneur in the internet and financial technology industry. From 2016 to 2018, Mr. Cheng worked at IDG Capital, a venture capital investment firm, as an Investment Associate. From 2018 to 2019, Mr. Cheng worked at Qudian Group (NYSE:QD), a financial technology service company in China, as a Special Assistant to the Chief Executive Officer, responsible for business globalization. From 2019 to 2022, Mr. Cheng worked for Kuaishou Technology (SEHK:01024), a live streaming services and online marketing services provider, responsible for Kuaishou Technology’s global operation, including marketing and localization operations in Latin America and Southeast Asia. Mr. Cheng holds a Bachelor of Science and a Master of Science in Management from Tsinghua University. Since November 2022, Mr. Hui Cheng has served as an Independent Director of the Company.

Mr. Peter Nobel, our Independent Director, currently serves as Chairman of the Nobel Sustainability Trust Foundation. Mr. Nobel holds a Master of Science degree in Materials Science and Engineering from the Royal Institute of Technology (KTH) in Stockholm, Sweden. He has extensive executive leadership experience across multiple industrial sectors, including heat exchange technology, clean energy, and advanced manufacturing. Throughout his career, Mr. Nobel has served in senior executive and management roles, including positions at globally recognized companies such as Alfa Laval and SWEP International, where he was responsible for sales and marketing, research and development, and production operations. He has led international business expansion initiatives and driven technological innovation in global industrial markets. Mr. Nobel is also an experienced entrepreneur and inventor, having co-founded several clean technology companies focused on thermal energy systems and water purification technologies. He holds patents related to heat exchange systems and water treatment solutions. In addition, Mr. Nobel has extensive experience advising boards and senior management teams of companies across multiple jurisdictions, including Japan and Hong Kong, with a focus on strategic development, operational optimization, and international market expansion. Mr. Peter Nobel has served as an Independent Director of the Company since August 2025.

Mr. Wilfred Daye, our Chief Strategy Officer, is the CEO and Co-Founder of Samara Alpha Management and Sylvanus Technologies, Inc., an alternative asset manager and a FinTech platform specializing in trading, portfolio, and risk management systems, roles he has held since January 2023 and April 2024, respectively. From October 2021 to December 2022, he served as the CEO of Securitize Capital, the asset management arm of Securitize, a trailblazer in Real-World Asset (RWA) tokenization, and a recognized leader in blockchain-enabled financial solutions. Prior to that, Mr. Daye served as the CEO of Enigma Securities Ltd., a crypto broker and liquidity provider, from February 2020 to October 2021. From June 2018 to January 2020, he served as the CEO of OK Securities LLC and Head of Financial Markets at OKCoin, a major cryptocurrency exchange. Mr. Daye earned a B.S. in Biochemistry from the University of California, Riverside, an ABD in Molecular Pathology from the USC School of Medicine, an M.S. in Financial Engineering from Claremont Graduate University, and a diploma in Private Equity from the Saïd Business School at the University of Oxford. Since January 2025, Mr. Wilfred Daye has served as the Chief Strategy Officer of the Company. Additionally, since August 2025, Mr. Wilfred Daye has been a Director of the Company.

Mr. Yukuan Zhang, our Chief Financial Officer, has more than 10 years of experience in audit, consulting, investment, financing, and enterprise management. In 2012, Mr. Zhang worked as a settlement specialist in the Settlement Management Center of Suning Group (SZ002024). From January 2013 to August 2013, Mr. Zhang worked at Shanghui Accounting Firm as an auditor. From October 2013 to August 2015, Mr. Zhang worked at Beijing Daotong Fangyuan Certified Public Accountants as a manager. From October 2015 to April 2019, Mr. Zhang worked at Beijing Xinghua Certified Public Accountants as a senior manager, responsible for audits of Chinese companies in various sectors, such as culture and media, manufacturing, internet, software services, tourism, real estate, education, and catering. From May 2019 to February 2020, Mr. Zhang served as a senior manager at Tianjiu Happiness Holding Group Co., Ltd., a business incubation group. From March 2020 to June 2021, Mr. Zhang served as the Chief Financial Officer at Beijing Swish Technology Co., Ltd., an internet e-commerce platform company. From July 2021 until November 13, 2022, Mr. Zhang served as the Chief Accountant of the Company and has served as Chief Financial Officer of the Company since November 2022. Mr. Zhang obtained a bachelor’s degree in Management with a major in Accounting from Harbin University of Commerce. Mr. Zhang was certified as a Certified Public Accountant in China in 2015.

There are no family relationship between any of the persons named above. There were no arrangement or understanding with major shareholders, customers, suppliers or others, pursuant to which any person referred to above was selected as a director or member of senior management.

C.	Board Practices

Duties of Directors

Under Cayman Islands law, our directors owe certain fiduciary duties to our company, including duties of loyalty, to act honestly, and to act in what they consider in good faith to be in our best interests. Our directors also have a duty to exercise the skills they actually possess and such care and, diligence that a reasonably prudent person would exercise in comparable circumstances. It was previously considered that a director need not exhibit in the performance of his duties a greater degree of skill than what may reasonably be expected from a person of his knowledge and experience. However, English courts have moved towards an objective standard with regard to the required skill and care, and these authorities are likely to be followed in the Cayman Islands. In fulfilling their duty of care to us, our directors must ensure compliance with our fifth amended and restated memorandum and articles of association. We have the right to seek damages if a duty owed by our directors is breached.

The powers of our Board of Directors include, among others:

●	convening shareholders’ annual general meetings and reporting its work to shareholders at such meetings;

●	issuing authorized but unissued shares;

●	declaring dividends and distributions;

●	exercising the borrowing powers of our company and mortgaging the property of our company;

●	approving the transfer of shares of our company, including the registering of such shares; and

●	exercising any other powers conferred by the shareholders’ meetings or under our fifth amended and restated memorandum and articles of association.

Terms of Directors and Executive Officers

We have five directors on our Board of Directors, three of whom are independent directors. Any director on our Board of Directors may be removed by way of an ordinary resolution of shareholders. Any vacancies on our Board of Directors or additions to the existing Board of Directors can be filled by the affirmative vote of a majority of the remaining directors. The shareholders may also by ordinary resolution elect or appoint any person to be a director either to fill a casual vacancy or as an addition to the existing board of directors.

Any director appointed by the Board of Directors to fill a casual vacancy shall hold office for the remaining term of the director in whose place he is appointed and shall be eligible for re-election at the expiry of the said term.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

Our Audit Committee consists of Hui Cheng, Alan Curtis and Peter Nobel, with Hui Cheng as Chair of the Audit Committee, effective September 15, 2025. We have determined that all the members of our Audit Committee satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq Marketplace Rule 5605(a) and that Hui Cheng is an audit committee financial expert as defined in the instructions to Item 16A of the Form 20-F. Hui Cheng serves as the chairperson of the audit committee.

The Audit Committee oversees our accounting and financial reporting processes and the audits of our consolidated financial statements. Our Audit Committee is responsible for, among other things:

●	selecting the independent auditor;

●	pre-approving auditing and non-auditing services permitted to be performed by the independent auditor;

●	annually reviewing the independent auditor’s report describing the auditing firm’s internal quality control procedures, any material issues raised by the most recent internal quality control review, or peer review, of the independent auditors and all relationships between the independent auditor and our company;

●	setting clear hiring policies for employees and former employees of the independent auditors;

●	reviewing with the independent auditor any audit problems or difficulties and management’s response;

●	reviewing and approving all related party transactions on an ongoing basis;

●	reviewing and discussing the annual audited consolidated financial statements with management and the independent auditor;

●	reviewing and discussing with management and the independent auditor’s major issues regarding accounting principles and financial statement presentations;

●	reviewing reports prepared by management or the independent auditors relating to significant financial reporting issues and judgments;

●	discussing earnings press releases with management, as well as financial information and earnings guidance provided to analysts and rating agencies;

●	reviewing with management and the independent auditors the effect of regulatory and accounting initiatives, as well as off-balance sheet structures, on our consolidated financial statements;

●	discussing policies with respect to risk assessment and risk management with management, internal auditors and the independent auditor;

●	timely reviewing reports from the independent auditor regarding all critical accounting policies and practices to be used by our company, all alternative treatments of financial information within U.S. GAAP that have been discussed with management and all other material written communications between the independent auditor and management;

●	establishing procedures for the receipt, retention and treatment of complaints received from our employees regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	such other matters that are specifically delegated to our audit committee by our Board of Directors from time to time;

●	meeting separately, periodically, with management, internal auditors and the independent auditor; and

●	reporting regularly to the full Board of Directors.

Compensation Committee

Our Compensation Committee consists of Hui Cheng, Alan Curtis and Peter Nobel, with Peter Nobel as the Chair of the compensation committee, effective September 15, 2025. We have determined that all the members of our compensation committee satisfy the “independence” requirements of Rule 5605(a) of Nasdaq Stock Market Marketplace Rules.

Our Compensation Committee is responsible for, among other things:

●	reviewing and approving our overall compensation policies;

●	reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating our Chief Executive Officer’s performance in light of those goals and objectives, reporting the results of such evaluation to the Board of Directors, and determining our Chief Executive Officer’s compensation level based on this evaluation;

●	determining the compensation level of our other executive officers;

●	making recommendations to the Board of Directors with respect to our incentive-compensation plan and equity-based compensation plans;

●	administering our equity-based compensation plans in accordance with the terms thereof; and

●	such other matters that are specifically delegated to the compensation committee by our Board of Directors from time to time.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Hui Cheng, Alan Curtis and Peter Nobel, with Hui Cheng as the Chair of the Nominating and Corporate Governance Committee, effective September 15, 2025. We have determined that all the members of our compensation committee satisfy the “independence” requirements of Rule 5605(a) of Nasdaq Stock Market Marketplace Rules.

The Nominating and Corporate Governance Committee is responsible for, among other things:

●	selecting and recommending to the Board of Directors nominees for election by the shareholders or appointment by the Board of Directors;

●	reviewing annually with the Board of Directors the current composition of the Board of Directors with regards to characteristics such as independence, knowledge, skills, experience and diversity;

●	making recommendations on the frequency and structure of Board of Directors meetings and monitoring the functioning of the committees of the Board of Directors; and

●	advising the Board of Directors periodically with regards to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the Board of Directors on all matters of corporate governance and on any remedial action to be taken.

Corporate Governance

Our Board of Directors has adopted a code of business conduct and ethics, which is applicable to all of our directors, officers and employees. We have made our code of business conduct and ethics publicly available on our website. We have also filed our code of business conduct and ethics as Exhibit 14.1 to this Annual Report.

In addition, our Board of Directors has adopted a set of corporate governance guidelines. The guidelines reflect certain guiding principles with respect to our Board’s structure, procedures and committees. The guidelines are not intended to change or interpret any law, or our fifth amended and restated memorandum and articles of association.

Remuneration and Borrowing

The Board of Directors may determine the remuneration to be paid to the directors. The compensation committee will assist the directors in reviewing and approving the compensation structure for the directors. The directors may exercise all the powers of the company to borrow money and to mortgage or charge its undertaking, property and uncalled capital, and to issue debentures or other securities whether outright or as security for any debt obligations of our company or of any third party.

Qualification

There is no requirement for our directors to own any shares in the Company in order for them to qualify as a director.

Employment Agreements

The Board of Directors appointed Mr. Shi Qiu as the Chief Executive Officer for the Company, effective May 7, 2022. As of the date of this Annual Report, the current employment agreement (the “CEO Employment Agreement”) dated May 9, 2022 between Mr. Shi Qiu and the Company governs the terms and conditions of Mr. Shi Qiu’s employment, which is substantially in the form filed herein as Exhibit 4.13. Pursuant to the CEO Employment Agreement, we agreed to employ Mr. Shi Qiu as the CEO for an annual base salary of $36,000 with a three-month probationary period. During the employment, Mr. Shi Qiu shall be entitled to the paid medical leave, holidays and vacations, and be subject to certain non-solicitation and non-disclosure provisions set forth therein. We or Mr. Qiu may terminate the CEO Employment Agreement for cause, at any time, with one-month notice.

The Board of Directors appointed Mr. Yukuan Zhang as the Chief Financial Officer for the Company, effective November 13, 2022. As of the date of this Annual Report, the current employment agreement (the “CFO Employment Agreement”) dated September 1, 2024 between Mr. Yukuan Zhang and the Company governs the terms and conditions of Mr. Yukuan Zhang’s employment, which is substantially in the form filed herein as Exhibit 4.15. Pursuant to the CFO Employment Agreement, we agreed to employ Mr. Yukuan Zhang as the CFO for a monthly base salary of $11,500. During the employment, Mr. Yukuan Zhang shall be entitled to the paid medical leave, holidays and vacations, and be subject to certain non-solicitation and non-disclosure provisions set forth therein. We or Mr. Yukuan Zhang may terminate the CFO Employment Agreement for cause, at any time, with one-month notice.

The Board of Directors appointed Mr. Wilfred Daye as the Chief Strategy Officer for the Company, effective January 30, 2025, with an employment agreement governing the terms and conditions of Mr. Wilfred Daye’s employment. Pursuant to such employment agreement with Mr. Wilfred Daye, Mr. Daye’s employment commenced on February 1, 2025 and remains in effect for a term of one year, and will automatically renew for additional one year terms unless either party provides written notice of non-renewal at least thirty days prior to the expiration. As compensation, Mr. Daye shall receive 100,000 shares of CD Cayman’s restricted ordinary shares to be vested over a one-year period, issued and received in equal monthly installments.

Our CEO, CFO and CSO have also agreed not to engage in any activities that compete with us, or to directly or indirectly solicit the services of our employees and clients, during employment and for a period of one year after termination of employment. Each of our CEO, CFO and CSO has agreed to hold in strict confidence any confidential information or trade secrets of our company. Each of our CEO, CFO and CSO also agrees to comply with all material applicable laws and regulations related to his or her responsibilities at our company as well as all material corporate and business policies and procedures of our company.

D.	Employees

As of December 31, 2025, we had a total of 13 employees. Our workforce primarily supports our financial services and advisory businesses, including financial advisory, consulting, brokerage-related support, and corporate operations. As of December 31, 2025, the majority of our employees were located in the United States, primarily in our New York office. In addition, three employees were based in Shenzhen, China, providing operational and administrative support to the Company. As of December 31, 2024, we had a total of 11 employees. Our employees include members of senior management as well as professionals engaged in financial advisory, consulting, business development, operations, and administrative functions.

The compensation package for our employees generally consists of salaries, performance-based bonuses or commissions, and equity-based incentive arrangements under the Company’s equity incentive plans. For employees located in China, we participate in certain government-mandated social insurance and housing fund programs in accordance with applicable PRC regulations, including pension, medical insurance, unemployment insurance, work-related injury insurance, maternity insurance, and housing provident fund contributions. We believe that we maintain good working relationships with our employees and have not experienced any material labor disputes since our inception.

Delinquent Section 16(a) Reports:

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and related Securities and Exchange Commission regulations require the Company’s directors, executive officers and holders of more than 10% of the Company’s ordinary shares to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5 of our ordinary shares and other equity securities. As the Company was a foreign private issuer during the fiscal year ended December 31, 2025, the Company’s directors, executive officers and greater-than-10% shareholders were not subject to the reporting requirements of Section 16(a), and accordingly no Section 16(a) reports were required to be filed during such period. As of March 18, 2026, the Company became subject to the reporting requirements of Section 16(a).

Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethics which is applicable to our directors, officers and employees. We have filed our code of business conduct and ethics as Exhibit 14.1 to this Annual Report.

Insider trading arrangements and policies:

We have adopted an insider trading policy and procedures governing the purchase, sale, and other dispositions of the Company’s securities by insiders that are designed to promote compliance with applicable insider trading laws, rules and regulations, a copy of which is annexed as an exhibit to this annual report.

ITEM 11. EXECUTIVE COMPENSATION

17 CFR § 229.402(a) states that a foreign private issuer will be deemed to comply with this Item if it provides the information required by Items 6.B, 6.E.2, and 6.F of Form 20-F (17 CFR 249.220f).

Compensation

The compensation of our executive officers and directors generally consists of cash salaries, consulting or director fees, and equity-based awards granted under the Company’s 2025 Share Incentive Plan. The Company does not maintain any pension, retirement, deferred compensation, or similar benefit plans for its directors or executive officers, and it does not provide significant perquisites or other personal benefits to them.

The following tables set forth the compensation paid or awarded to our current executive officers and directors for the year ended December 31, 2025.

Executive Officer Compensation for the Fiscal Year Ended December 31, 2025

		Cash Compensation	Share-Based Compensation	Total Compensation
Name	Position	US$	US$	US$
Shi Qiu	Chief Executive Officer and Director	46,505	—	46,505
Yukuan Zhang	Chief Financial Officer	143,131	—	143,131
Wilfred Daye	Chief Strategy Officer and Director	—	716,305	716,305
Qian Sun *	Former Chief Operating Officer and Director	30,000	69,900	99,900

* Qian Sun resigned as Chief Operating Officer and as a director in December 2025.

Director Compensation for the Fiscal Year Ended December 31, 2025

		Cash Compensation	Share-Based Compensation	Total Compensation
Name	Position	US$	US$	US$
Alan Curtis	Chairman of the Board and Independent Director	84,000	—	84,000
Hui Cheng	Independent Director	—	—	—
Peter Nobel **	Independent Director	20,371	—	20,371
Cong Huang ***	Former Independent Director	22,500	—	22,500

** Peter Nobel joined the Board in August 2025.

*** Cong Huang ceased serving as a director in September 2025.

The compensation of directors who also served as executive officers is included under “Executive Officer Compensation” above and is not separately presented in the Director Compensation table.

Share Incentive Plan

We adopted a share incentive plan in March 2025 (the “2025 Plan”), under which a maximum of 6,300,000 ordinary shares may be awarded to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants, and promote the success of our business. There are no outstanding options granted under the 2025 Plan. As of March 20, 2026, awards constituting a total of 136,000 Ordinary Shares have been awarded under the 2025 Plan. A copy of the 2025 Plan is appended to this report as Exhibit 10.21.

Awards Granted Under the 2025 Share Incentive Plan (as of March 20, 2026)

Name	Position	Type of Award	Number of Shares Granted	Vesting Status / Terms
Wilfred Daye	Chief Strategy Officer and Director	Ordinary shares	100,000	Granted monthly
Hoi Yi Xian	General Manager / Investor Relations	Restricted ordinary shares	10,000	Service-based vesting
Tang Qiu Shi Zhou	Investment Associate	Restricted ordinary shares	3,000	Service-based vesting
Yi Xuan Zhang	Operation Analyst	Restricted ordinary shares	3,000	Service-based vesting
Qian Sun	Former COO and Director	Restricted ordinary shares	10,000	Accelerated vesting approved in December 2025
Alan Curtis	Chairman of the Board and Independent Director	Ordinary shares	10,000	Service-based vesting
Total			136,000

The following paragraphs summarize the principal terms of our 2025 Plan.

Type of Awards. The 2025 Plan permits the awards of share options, share appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock or similar rights to purchase or acquire shares, cash award or any similar securities with a value derived from the value of or related to the Ordinary Shares and/or returns thereon.

Plan Administration. Our compensation committee will administer the 2025 Plan. The committee or the Board of Directors, as applicable, will determine the participants to receive awards, the type and number of awards to be granted to each participant, and the terms and conditions of each grant.

Award Agreement. Awards granted under the 2025 Plan are evidenced by an award agreement that sets forth the terms, conditions and limitations for each award, which may include the term of the award, the provisions applicable in the event that the grantee’s employment or service terminates, and our authority to unilaterally or bilaterally amend, modify, suspend, cancel or rescind the award.

Eligibility. Persons eligible to participate in the 2025 Plan include officers, employees, consultants and all directors of our company.

Vesting Schedule. The vesting schedule of each award granted under 2025 Plan will be set forth in the relevant award agreement.

Exercise of Options. The plan administrator determines the exercise price for each award, which is stated in the relevant award agreement. Options that are vested and exercisable will terminate if they are not exercised prior to the time as the plan administrator determines at the time of grant. However, the maximum exercisable term is ten years from the date of grant.

Transfer Restrictions. Awards may not be transferred in any manner by the participant other than in accordance with the exceptions provided in the 2025 Plan or the relevant award agreement or otherwise determined by the plan administrator, such as transfers by will or the laws of descent and distribution.

Termination and Amendment of the 2025 Plan. The 2025 Plan is effective as of March 28, 2025, the date of its approval by the Board of Directors (the “Effective Date”). Unless earlier terminated by the Board of Directors, the 2025 Plan shall terminate at the close of business on the day before the tenth anniversary of the Effective Date. After the termination of the 2025 Plan either upon such stated termination date or its earlier termination by the Board of Directors, no additional awards may be granted under the 2025 Plan, but previously granted awards (and the authority of the administrator with respect thereto, including the authority to amend such awards) shall remain outstanding in accordance with their applicable terms and conditions and the terms and conditions of the 2025 Plan. The Board of Directors may, at any time, terminate or, from time to time, amend, modify or suspend the 2025 Plan, in whole or in part. No awards may be granted during any period that the Board of Directors suspends the 2025 Plan.

Share Ownership

See “Security ownership of management and certain beneficial owners” in Item 12.

Disclosure of a registrant’s action to recover erroneously awarded compensation

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

As of December 31, 2025, the Company had granted awards covering 26,000 ordinary shares under the 2025 Plan to certain employees and directors. These awards consist primarily of restricted share units (RSUs) subject to vesting conditions. Of these awards, 10,000 shares granted to a former director and Chief Operating Officer were accelerated upon his departure but had not yet been issued as of the date of this report.

During 2025, the Company also issued an aggregate of 91,663 ordinary shares to its Chief Strategy Officer as compensation for consulting services. These shares were fully vested on a monthly basis and accounted for as non-employee share-based compensation under ASC 718. Although such shares were issued pursuant to the share reserve available under the 2025 Plan, they were not granted as options, warrants or other rights and therefore are not included in column (a) of the table below.

The following table provides information as of December 31, 2025 with respect to the Company’s equity compensation plans under which equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining
	Number of	Weighted-	available for
	Securities to be	average	future issuance
	issued upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))

Equity compensation plans approved by security holders	26,000	$-	6,182,337
Equity compensation plans not approved by security holders	-	$-	-
Total	26,000	$-	6,182,337

Security ownership of management and certain beneficial owners:

The following table sets forth information with respect to the beneficial ownership, within the meaning of Rule 13d-3 under the Exchange Act, of our ordinary shares as of March 20, 2026 (unless otherwise indicated) by:

●	each of our directors and executive officers; and

●	each person known to us to own beneficially more than 5% of our ordinary shares.

Beneficial ownership is determined in accordance with the rules of the SEC and generally. includes voting power or investment power with respect to securities. The number of ordinary shares beneficially owned including ordinary shares such person has the right to acquire within 60 days of March 20, 2026, the latest practicable date. Such shares, however, are not deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other shareholder. As of March 20, 2026, the total number of ordinary shares issued and outstanding is 79,409,800.

	Ordinary
	Shares
	Beneficially
	Owned	Percentage
	Number	(%)
Directors and Executive Officers*:
Shi Qiu	—	—
Alan Curtis	10,000	0.013%
Peter Nobel	—	—
Hui Cheng	—	—
Wilfred Daye	81,765	0.103%
Yukuan Zhang	—	—

Principal Shareholders
Apollo Multi-Asset Growth Fund (1)	57,007,125	46.664%
Hanqi Li (2)	5,229,579	6.586%
Hong Mei Zhou (3)	4,600,000	5.793%
Xin Rong Gan (4)	4,599,717	5.792%

*	The business address of our directors and officers is 1251 Avenue of Americas, Floor 41, New York, 10019, United States.

(1)	Apollo Multi-Asset Growth Fund held 14,251,781 ordinary shares and warrants which can be exercised to purchase up to 42,755,344 ordinary shares. The percentage of beneficial ownership is calculated based on a denominator of 122,165,144 ordinary shares, being the sum of 79,409,800 shares issued and outstanding as of March 20, 2026 and 42,755,344 ordinary shares issuable upon full exercise of warrants held. The mailing address of Apollo Multi-Asset Growth Fund is Unit 1603, 16/F Tung Ning Building, 125-126 Connaught Road Central, Sheung Wan, Hong Kong.
(2)	Hanqi Li held 5,229,579 ordinary shares. The percentage of beneficial ownership is calculated based on a denominator of 79,409,800 shares issued and outstanding as of March 20, 2026. The mailing address of Hanqi Li is Flat 35/F Tower 9, Grand Yoho, Yuen Long, Hong Kong.
(3)	Hong Mei Zhou held 4,600,000 ordinary shares. The percentage of beneficial ownership is calculated based on a denominator of 79,409,800 shares issued and outstanding as of March 20, 2026. The mailing address of Hong Mei Zhou is Building 6, State Veteran’s Institute, No. 26, Mengla Road, Jinghong, Xishuangbanna Dai Autonomous Prefecture, Yunnan Province, China.
(4)	Xin Rong Gan held 4,599,717 ordinary shares. The percentage of beneficial ownership is calculated based on a denominator of 79,409,800 shares issued and outstanding as of March 20, 2026. The mailing address of Xin Rong Gan is Room 2-204, Building 7, Jindaotian Jinzhou Garden, Luohu District, Shenzhen, Guangdong Province, China.

None of our existing shareholders has voting rights that will differ from the voting rights of other shareholders. We are not aware of any arrangement that may, at a subsequent date, result in a change of control of our company.

Changes in control:

The registrant is not aware of any arrangements, including any pledge by any person of securities of the registrant which may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons:

Nature of the relationships with related parties:

Name	Relationship with the Company
Zhiyou Wang	Former director of the Company’s affiliated companies, former shareholder of the Company
Radiance Holding (HK) Limited	Former shareholder of the Company
Ying Wang	Associated with Zhiyou Wang

Net Amount due to the related party

	As of December 31, 2025	As of December 31, 2024
	US$	US$
Zhiyou Wang	—	236,575
Radiance Holding (HK) Limited	—	273,000
Ying Wang	—	400,000

Activity in amounts due to related parties for the year ended December 31, 2025 was as follows:

	Balance at January 1, 2025	Fair value changes / Foreign currency translation differences	Debt waiver	Balance at December 31, 2025
	US$	US$	US$	US$
Zhiyou Wang	236,575	3,680	(240,255)	—
Radiance Holding (HK) Limited	273,000	360,600	(633,600)	—
Ying Wang	400,000	—	(400,000)	—

Activity in amounts due to related parties includes the effects of foreign currency translation for RMB-denominated balances and fair value remeasurement for obligations settled in the Company’s ordinary shares.

During the year ended December 31, 2025, the Company entered into waiver arrangements with certain related parties, pursuant to which previously outstanding obligations were irrevocably waived.

Zhiyou Wang, a former director of the Company’s affiliated companies and a former shareholder of the Company, had previously provided loans to the Company’s PRC subsidiary to support temporary working capital needs. The underlying balance represented RMB-denominated borrowings, and accordingly the U.S. dollar carrying amount was affected by foreign currency translation adjustments during 2025. As of January 1, 2025, the balance due to Zhiyou Wang was $236,575. During 2025, the Company recorded foreign currency translation differences of negative $3,680, and Mr. Wang irrevocably waived the remaining balance of $240,255. Following the execution of the waiver arrangement, the related payable balance was fully derecognized as of December 31, 2025.

Radiance Holding (HK) Limited, a former shareholder of the Company, had previously delivered 100,000 ADS (equivalent to 90,000 common shares) on behalf of the Company to an investment bank. As of January 1, 2025, the related obligation was recorded at $273,000. Because the obligation was to deliver the Company’s ordinary shares, the carrying amount was remeasured during 2025 based on changes in the Company’s share price, resulting in an increase of $360,600. During 2025, Radiance Holding (HK) Limited entered into a waiver agreement with the Company, pursuant to which it irrevocably waived all rights to receive such 90,000 common shares and confirmed that no further claims remained against the Company. As a result, the Company derecognized the full related obligation of $633,600 during the year ended December 31, 2025.

Ying Wang, who is associated with Zhiyou Wang, had previously extended loans to the Company to support working capital requirements. As of January 1, 2025, the balance due to Ying Wang was $400,000. During 2025, Ms. Wang entered into a debt waiver agreement with the Company, pursuant to which she irrevocably waived the full outstanding balance. Following the execution of the waiver arrangement, the Company derecognized the related payable balance in full as of December 31, 2025.

The waivers described above were entered into in light of historical events that resulted in significant losses to the Company and were intended to fully and finally settle the related party obligations. The Company did not provide any consideration in exchange for such waivers. Accordingly, the derecognition of the related party obligations was recorded as a gain on debt forgiveness within other income in the consolidated statements of operations for the year ended December 31, 2025.

Director independence:

We have five directors on our Board of Directors, three of whom are independent directors: Alan Curtis, Hui Cheng, and Peter Nobel.

Section 5605(b)(1) of the Nasdaq Listing Rules requires listed companies to have, among other things, a majority of its board members to be independent, and Section 5605(d) and 5605(e) require listed companies to have independent director oversight of executive compensation and nomination of directors. As a foreign private issuer, however, we are permitted to, and we plan to follow the home country practice in lieu of the above requirements. The corporate governance practice in our home country, the Cayman Islands, does not require a majority of our Board of Directors to consist of independent directors or the implementation of a nominating and corporate governance committee. We have informed Nasdaq that we will follow home country practice in place of all of the requirements of Rule 5600 other than those rules which we are required to follow pursuant to the provisions of Rule 5615(a)(3).

Our Audit Committee consists of Hui Cheng, Alan Curtis and Peter Nobel, with Hui Cheng as Chair of the Audit Committee, effective September 15, 2025. We have determined that all the members of our Audit Committee satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq Marketplace Rule 5605(a) and that Hui Cheng is an audit committee financial expert as defined in the instructions to Item 16A of the Form 20-F. Hui Cheng serves as the chairperson of the audit committee.

Our Compensation Committee consists of Hui Cheng, Alan Curtis and Peter Nobel, with Hui Cheng as the Chair of the Compensation Committee, effective September 15, 2025. We have determined that all the members of our Compensation Committee satisfy the “independence” requirements of Rule 5605(a) of Nasdaq Stock Market Marketplace Rules.

Our nominating and corporate governance committee consists of Hui Cheng, Alan Curtis and Peter Nobel, with Hui Cheng as the Chair of the nominating and corporate governance committee, effective September 15, 2025. We have determined that all the members of our compensation committee satisfy the “independence” requirements of Rule 5605(a) of Nasdaq Stock Market Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by our principal external accounting firms.

	For the year ended December 31,
	2025	2024
Audit Fees	190,905	158,875
Audit-Related Fees	47,250	56,000
All Other Fees	13,650	60,858
Total	$251,805	$275,733

Audit Fees — This category includes the audit of our annual financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

All Other Fees — This category consists of fees for other miscellaneous items.

The policy of our Audit Committee is to pre-approve all auditing and non-auditing services permitted to be performed by our independent registered public accounting firm.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description
3.1	Fifth Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 1.1 of the Annual Report on Form 20-F filed with the SEC on April 23, 2024)
4.1	Description of Securities (incorporated by reference to Exhibit 2.3 of our Annual Report on Form 20-F filed with the SEC on June 12, 2020)
4.2	Specimen Certificate for Ordinary Shares (incorporated by reference to Exhibit 4.2 to our F-1 Registration Statement (File No. 333-201413) initially filed with the SEC on January 9, 2015)
10.1	Securities Purchase Agreement dated as of January 9, 2025 (incorporated by reference to Exhibit 10.1 of the Report of foreign issuer on Form 6-K filed with the SEC on January 15, 2025)
10.2	Securities Purchase Agreement and Unsecured Promissory Note dated as of February 3, 2025 (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Report of foreign issuer on Form 6-K filed with the SEC on February 5, 2025)
10.3	Securities Purchase Agreement dated as of August 4, 2025 (incorporated by reference to Exhibit 10.1 of the Report of foreign issuer on Form 6-K filed with the SEC on August 19, 2025)
10.4	Securities Purchase Agreement dated as of December 5, 2025 (incorporated by reference to Exhibit 99.2 of the Report of foreign issuer on Form 6-K filed with the SEC on December 15, 2025)
10.5*	Conversion Notice of the Unsecured Promissory Note dated as of September 3, 2025
10.6*	Comprehensive Technology Services Agreement dated as of July 23, 2025
10.7*	Technology Advisory Services Agreement dated as of July 23, 2025
10.8	The Chief Executive Officer Employment Agreement with Mercurity Fintech Holding Inc. (incorporated by reference to Exhibit 4.17 of the Annual Report on Form 20-F filed with the SEC on June 15, 2022)
10.9	The Chief Financial Officer Employment Agreement with Mercurity Fintech Holding Inc. (incorporated by reference to Exhibit 4.15 of the Annual Report on Form 20-F filed with the SEC on April 30, 2025)
10.10*	The Chief Strategy Officer Employment Agreement with Mercurity Fintech Holding Inc.
10.11	MFH 2025 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of Form 6-K filed with the SEC on April 10, 2025).
10.12*	Securities Purchase Agreement dated as of February 25, 2026
14.1	Revised Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 11.1 of the Annual Report on Form 20-F filed with the SEC on June 15, 2022)
19.1	Insider Trading Policy of the Registrant (incorporated by reference to Exhibit 11.2 of the Annual Report on Form 20-F filed with the SEC on April 23, 2024)
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Tang Qian & Associates PLLC
23.2*	Consent of Onestop Assurance PAC
23.3*	Consent of Beijing Chuting Law Firm PAC
31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to exhibit 99.1 of our current report on Form 6-K filed with the SEC on December 1, 2023)
101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
104	Cover Page Interactive Data File (formatted as Inline iXBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

+	Certain portions of this exhibit have been redacted because it is both not material and is the type of information that the Company treats as private or confidential. The Company agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

Information with respect to this item is not required and has been omitted at the Company’s option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chaince Digital Holdings Inc.
(Registrant)

Date: March 26, 2026	By:	/s/ Shi Qiu
Shi Qiu
Chief Executive Officer and Director

Date: March 26, 2026	By:	/s/ Yukuan Zhang
Yukuan Zhang
Chief Financial Officer

Date: March 26, 2026	By:	/s/ Wilfred Daye
Wilfred Daye
Chief Strategy Officer and Director

Date: March 26, 2026	By:	/s/ Alan Curtis
Alan Curtis
Independent Director

Date: March 26, 2026	By:	/s/ Peter Nobel
Peter Nobel
Independent Director

Date: March 26, 2026	By:	/s/ Hui Cheng
Hui Cheng
Independent Director

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of
Chaince Digital Holdings Inc. (formerly known as “Mercurity Fintech Holding Inc.”)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Chaince Digital Holdings Inc. (formerly known as “Mercurity Fintech Holding Inc.”) and its subsidiaries (collectively, the “Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also audited adjustments to the 2024 consolidated financial statements to retrospectively apply the reclassification of digital assets and revenue and cost of revenue items as described in Note 2 and the discontinued operation presentation for the comparative period as described in Note 5. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s 2024 consolidated financial statements other than with respect to these adjustments. Accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Tang Qian & Associates, PLLC
We have served as the Company’s auditor since 2026.
Dallas, Texas
March 26, 2026 PCAOB ID: 7080

Onestop Assurance PAC Co. Registration No: 201823302D 10 Anson Road #21-14 International Plaza Singapore 079903 Email:audit@onestop-ca.com Website: www.onestop-ca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chaince Digital Holdings Inc. (formerly known as “Mercurity Fintech Holding Inc.”):

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Chaince Digital Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the reclassification of digital assets and revenue and cost of revenue items as described in Note 2, as well as the discontinued operation presentation to the comparative period as described in Note 5, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Tang Qian & Associates, PLLC.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missatatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Onestop Assurance PAC

We served as the Company’s auditor from 2023 to 2026.

Singapore

April 30, 2025

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except for number of shares and per share data)

	Note	December 31, 2025	December 31, 2024
ASSETS:
Current assets:
Cash and cash equivalents	6	33,820,069	23,915,856
Security deposit		—	93,475
Clearing deposit		132,536	—
Short-term investments	7	2,243,567	957,729
Stablecoins	8	2,904,894	—
Digital assets	9	1,122,628	156,623
Accounts receivable		300,076	—
Interest receivable		38,056	3,825
Prepaid expenses and other current assets, net	10	2,251,298	3,266,184
Current assets of discontinued operations	5	2,366,332	1,787,640
Total current assets		$45,179,456	$30,181,332

Non-current assets:
Operating right-of-use assets, net	15	989,530	238,330
Property and equipment, net	11	7,007	9,599
Intangible assets, net	12	120,000	120,000
Deferred tax assets	16	112,832	30,584
Security deposit		63,648	—
Other long-term investments	13	122,600	—
Non-Current assets of discontinued operations	5	—	5,111,468
Total non-current assets		$1,415,617	$5,509,981

TOTAL ASSETS		$46,595,073	$35,691,313

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Bonds payable		—	7,500,000
Interest payable		—	343,151
Deferred revenue		230,653	—
Accrued expenses and other current liabilities	14	797,941	408,138
Amounts due to related parties	19	—	909,575
Operating lease liabilities	15	270,497	282,279
Current liabilities of discontinued operations	5	457,985	2,134,152
Total current liabilities		$1,757,076	$11,577,295

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	Note	December 31, 2025	December 31, 2024

LIABILITIES AND SHAREHOLDER’S EQUITY (CONTINUED):

Non-current liabilities:
Lease liabilities	13	780,603	—
Deferred tax liabilities	14	25,200	25,200
Total non-current liabilities		$805,803	$25,200

TOTAL LIABILITIES		$2,562,879	$11,602,495

Commitments and contingencies	21

Shareholders’ equity:
Ordinary shares ($0.004 par value, 1,000,000,000 shares authorized as of December 31, 2025, 72,883,130 and 62,299,897 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	17	291,551	249,218
Additional paid-in capital		728,211,983	703,098,695
Accumulated deficit		(685,546,641)	(680,448,810)
Accumulated other comprehensive income		1,075,301	1,189,715
Total shareholders’ equity		$44,032,194	$24,088,818

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$46,595,073	$35,691,313

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. dollars, except for number of shares and per share data)

		For the year ended December 31,
	Note	2025	2024

Revenue:
Financial services and advisory businesses	2	1,867,068	494,025
Total revenue		$1,867,068	$494,025

Cost of revenue:
Financial services and advisory businesses	2	(666,358)	(259,593)
Total cost of revenue		$(666,358)	$(259,593)
Gross profit		$1,200,710	$234,432

Operating expenses:
Sales and marketing		(159,803)	(100,426)
General and administrative		(4,160,613)	(2,086,677)
Research and development		(147,321)	—
Provision for doubtful accounts		(46,809)	(11,452)
Loss on market price of stablecoins and digital assets	8, 9	(458,333)	(36,689)
Total operating expenses		$(4,972,879)	$(2,235,244)

Operating loss from continuing operations		$(3,772,169)	$(2,000,812)

Interest income/(expenses), net		477,151	204,071
Other income/(expenses), net	19	1,274,280	(32,846)
(Loss)/gain from market price of short-term investment		(88,830)	212,426
(Loss)/gain from selling short-term investments		(2,175)	35,771
Loss on share-based payment liabilities		(360,600)	—
Gain from deregistration of subsidiaries		97,144	—
Loss before provision for income taxes		$(2,375,199)	$(1,581,390)
Income tax benefits/(expenses)	16	82,248	(336,985)
Loss from continuing operations		$(2,292,951)	$(1,918,375)

Discontinued operations:
Loss from discontinued operations	5	(2,804,880)	(2,616,022)
Net loss		$(5,097,831)	$(4,534,397)

Net loss attributable to holders of ordinary shares of Chaince Digital Holdings Inc.		$(5,097,831)	$(4,534,397)

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

		For the year ended December 31,
	Note	2025	2024

Numerator
Net loss attributable to holders of ordinary shares of Chaince Digital Holdings Inc.		$(5,097,831)	$(4,534,397)
Continuing operations		(2,292,951)	(1,918,375)
Discontinued operations		(2,804,880)	(2,616,022)

Denominator
Weighted average shares used in calculating basic net loss per ordinary share	20	66,043,724	60,852,028
Weighted average shares used in calculating diluted net loss per ordinary share	20	66,043,724	60,852,028

Net loss per ordinary share
Basic	20	(0.08)	(0.07)
Diluted	20	(0.08)	(0.07)
Net loss per ordinary share from continuing operation
Basic	20	(0.03)	(0.03)
Diluted	20	(0.03)	(0.03)
Net loss per ordinary share from discontinued operation	20
Basic	20	(0.04)	(0.04)
Diluted		(0.04)	(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

		For the year ended December 31,
	Note	2025	2024

Net loss		$(5,097,831)	$(4,534,397)
Change in cumulative foreign currency translation adjustment		(512)	16,676
Change in deregistration of subsidiaries		(113,902)	—
Comprehensive loss		$(5,212,245)	$(4,517,721)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except for number of shares and per share data)

			Additional		Accumulated other	Total Chaince Digital Holdings Inc.	Total
			paid-in	Accumulated	comprehensive	shareholders’	shareholders’
	Ordinary shares		capital	deficit	income/(loss)	equity	equity
	Number of shares	Amount
Balance as of January 1, 2025	62,299,897	249,218	703,098,695	(680,448,810)	1,189,715	24,088,818	24,088,818
Share-based compensation (Note 17, 18)	83,330	333	811,502	—	—	811,835	811,835
Issuance of shares in the private placement (Note 17)	7,727,144	30,909	20,120,991	—	—	20,151,900	20,151,900
Issuance of shares as a consideration for professional services (Note 17)	2,000,000	8,000	581,283	—	—	589,283	589,283
Convertible notes converted into the Company’s shares (Note 17)	772,759	3,091	3,599,512	—	—	3,602,603	3,602,603
Net loss	—	—	—	(5,097,831)	—	(5,097,831)	(5,097,831)
Foreign currency translation	—	—	—	—	(512)	(512)	(512)
Reclassification of cumulative translation adjustments upon deregistration of subsidiaries	—	—	—	—	(113,902)	(113,902)	(113,902)
Balance as of December 31, 2025	72,883,130	291,551	728,211,983	(685,546,641)	1,075,301	44,032,194	44,032,194

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

			Additional		Accumulated other	Total Chaince Digital Holdings Inc.	Total
			paid-in	Accumulated	comprehensive	shareholders’	shareholders’
	Ordinary shares		capital	deficit	income	equity	equity
	Number of shares	Amount
Balance as of January 1, 2024	60,819,897	243,298	693,093,915	(676,677,485)	1,173,039	17,832,767	17,832,767
Share-based compensation	10,000	40	(40)	—	—	—	—
Issuance of shares in the private placement (Note 18)	1,470,000	5,880	10,004,820	—	—	10,010,700	10,010,700
Net loss	—	—	—	(4,534,397)	—	(4,534,397)	(4,534,397)
Foreign currency translation	—	—	—	—	16,676	16,676	16,676
Cumulative effect upon adoption of ASU 2023-08	—	—	—	763,072	—	763,072	763,072
Balance as of December 31, 2024	62,299,897	249,218	703,098,695	(680,448,810)	1,189,715	24,088,818	24,088,818

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars, except for number of shares and per share data)

	For the year ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	(5,097,831)	(4,534,397)
Less: Net loss from discontinued operations	(2,804,880)	(2,616,022)
Net loss from continuing operations	(2,292,951)	(1,918,375)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	46,809	11,452
Depreciation of property and equipment	2,592	2,509
Loss/(gain) from selling short-term investments	2,175	(35,771)
Exchange gains and losses	(12,460)	9,870
Loss/(gain) from market price of short-term investment	88,830	(212,426)
Loss on market price of stablecoins and digital assets	458,333	36,689
Loss on share-based payment liability	360,600	—
Interest income from short-term investment and providing loans	(207,240)	(192,790)
Interest cost of convertible note and borrowing Filecoins	134,452	382,603
Stock-based compensation	1,401,118	—
Gain from debt forgiveness	(1,273,855)	—
Non-cash revenue or gain	(171,198)	(26)
Non-cash expenses	3,187	23,255
Gain from deregistration of subsidiaries	(97,144)	—
Other expenses	—	32,271
Changes in operating assets and liabilities, net of effect of acquisitions:
Clearing deposit	(132,536)	—
Accounts receivable, net of allowance	(301,885)	—
Prepaid expenses and other current assets	(193,801)	(1,390,543)
Right-of-use assets	(751,200)	317,774
Deferred tax assets	(82,248)	311,785
Accounts payable	55,148	—
Advance from customers and deferred revenues	28,093	(40,000)
Accrued expenses and other current liabilities	288,812	(201,560)
Lease liabilities	768,822	(352,178)
Deferred tax liabilities	—	25,200
Net cash used in operating activities in continuing operations	$(1,877,547)	$(3,190,261)
Net cash used in operating activities in discontinued operations	(532,076)	(383,956)
Net cash used in operating activities	$(2,409,623)	$(3,574,217)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	For the year ended December 31,
	2025	2024

Cash flows from investing activities:
Cash from selling short-term investments	959,011	1,939,850
Cash from receiving short-term investment interests and dividends	33,052	221,146
Payments for purchasing digital assets	(1,480,589)	—
Payments for purchasing property and equipment	—	(2,611)
Payments for purchasing property and equipment, as well as refunds under the cancellation agreement	1,000,000	2,000,000
Cash paid for short-term investments	(2,182,896)	(364,531)
Net cash (used in)/provided by investing activities in continuing operations	$(1,671,422)	$3,793,854
Net cash provided by investing activities in discontinued operations	500,000	—
Net cash (used in)/provided by investing activities	$(1,171,422)	$3,793,854

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	For the year ended December 31,
	2025	2024

Cash flows from financing activities:
Issuance of common stock	17,797,900	10,010,700
Convertible notes	(4,000,000)	(1,500,000)
Financing costs	(405,000)	(930,000)
Net cash provided by financing activities in continuing operations	$13,392,900	$7,580,700
Net cash provided by financing activities in discontinued operations	—	—
Net cash provided by financing activities	$13,392,900	$7,580,700

Effect of exchange rate changes by continuing operations	(1,117)	45
Effect of exchange rate changes by discontinued operations	—	—
Effect of exchange rate changes	$(1,117)	$45

Increase in cash and cash equivalents	$9,810,738	$7,800,382

Cash and cash equivalents, beginning of the year	$24,009,331	$16,208,949

Cash and cash equivalents of continuing operations, end of the year	33,820,069	24,009,331
Cash and cash equivalents of discontinued operations, end of the year	—	—
Cash and cash equivalents, end of the year	$33,820,069	$24,009,331

Supplemental disclosure of cash flow information
Interest paid	375,000	—
Income taxes paid	—	—
Supplemental disclosure of non-cash investing and financing activities
Recognition of right-of-use assets and lease liabilities	751,200	—
Conversion of debt to equity	3,602,603	—
Purchase stablecoins and digital assets through issuance of shares	2,384,000	—

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars, except for number of shares and per share data)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company’s current continuing operations are focused on financial services and advisory businesses.

Set forth below is a description of the Company’s principal business activities.

Financial services and advisory businesses

Since August 2022, the Company has operated in the financial services and advisory sector. Following the approval of Chaince Securities, LLC’s Continuing Membership Application (“CMA”) by the Financial Industry Regulatory Authority (“FINRA”) in March 2025, the financial services and advisory business has become the Company’s primary operating focus and a core component of its long-term strategy.

These activities are conducted primarily through the Company’s wholly owned subsidiary, Chaince Securities, Inc., and its affiliated entities. Chaince Securities, LLC, a subsidiary of Chaince Securities, Inc., is a FINRA-registered broker-dealer and registered investment advisor (“RIA”). Chaince Securities, LLC provides investment banking services and related business consulting services to companies pursuing securities offerings in the U.S. capital markets, as well as investment solutions to institutional investors, high-net-worth individuals, and emerging issuers globally. The operations team is based in New York, United States, and actively conducts business with clients primarily located in the United States.

In addition, Ucon Capital (HK) Limited (“Ucon”), together with its wholly owned subsidiary in the People’s Republic of China, Chaince (Shenzhen) Consulting Co., Ltd., provides business consulting and advisory services to clients in the Asia-Pacific region, with a focus on capital markets advisory, corporate restructuring, and related professional services.

Discontinued operations

Historically, the Company also conducted blockchain- and digital asset-related activities through Mercurity Fintech Technology Holding Inc. (“MFH Tech”), including distributed storage and computing services consisting primarily of Filecoin (“FIL”) mining operations.

In December 2022, the Company acquired certain Web3 decentralized storage infrastructure, including cryptocurrency mining servers and related equipment, and commenced Filecoin mining operations. These mining operations were located in New Jersey, United States, and were operated through a third-party data center service provider.

In December 2025, the Company’s Board of Directors approved a strategic decision to discontinue the Filecoin mining business, as such operations were no longer aligned with the Company’s long-term business strategy and capital allocation priorities. Following this decision, the Company ceased making new investments in Filecoin mining activities and initiated an orderly wind-down of the business.

On December 12, 2025, the Company entered into a comprehensive agreement pursuant to which substantially all Filecoin mining equipment was sold to a third party. Under the terms of the agreement, the Company leased back the equipment through April 30, 2026 solely to allow existing Filecoin mining nodes to naturally expire. Upon expiration of the mining nodes, the Company expects to fully exit Filecoin mining operations and settle all remaining obligations related to such activities.

MFH Tech will continue to exist as a legal entity following the completion of the wind-down process and may be used to conduct other digital asset-related or technology-enabled businesses in the future. The discontinuation relates solely to the Filecoin mining business and does not represent a liquidation or dissolution of MFH Tech.

The results of the Filecoin mining business have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

As of December 31, 2025, the Company’s subsidiaries are as follows:

	Date of	Place of	Percentage
	acquisition/	establishment/	of legal
	registration	incorporation	ownership
Subsidiaries:
Chaince Securities, Inc.	April 12, 2023	United States	100%
Chaince Securities, LLC	December 6, 2024	United States	100%
Ucon Capital (HK) Limited	May 21, 2019	Hong Kong	100%
Chaince (Shenzhen) Consulting Co., Ltd.	July 23, 2025	China	100%
Mercurity Fintech Technology Holding Inc.	July 15, 2022	United States	100%
*Aifinity Base Limited	February 5, 2025	Hong Kong	51%

*	Note: Aifinity Base Limited has not actually engaged in any business activities and has been undergoing the process of deregistration.

2. RECLASSIFICATIONS

Reclassification of digital assets

In prior periods, the Company presented its digital assets holdings, including Filecoin (“FIL”), within intangible assets in the consolidated balance sheets. Beginning in 2025, the Company presents its digital assets holdings as digital assets, separately from other intangible assets, in accordance with the presentation guidance of ASU No. 2023-08, Accounting for and Disclosure of Digital assets. Accordingly, certain amounts previously reported within intangible assets as of December 31, 2024 have been reclassified to digital assets to conform to the current period presentation.

In addition, in connection with the Company’s decision to discontinue its Filecoin mining business, certain FIL held in Filecoin node accounts that are associated with the mining operations have been reclassified to non-current assets of discontinued operations in the consolidated balance sheets. These assets primarily consist of FIL pledged or otherwise restricted in the Company’s Filecoin node accounts in connection with mining activities.

As a result of these presentation changes, certain FIL previously included in intangible assets as of December 31, 2024 have been reclassified either to digital assets (current assets) or to non-current assets of discontinued operations, depending on their nature and intended use. These reclassifications were made to conform to the current period presentation and had no impact on the Company’s total assets, total liabilities, shareholders’ equity, or net income for any period presented.

The following table presents the impact of these reclassifications on the Company’s consolidated statements of balance sheet as of December 31, 2024.

	As of December 31, 2024
Consolidated Statements of Balance Sheets	As previously reported	Adjustment	As adjusted
Digital assets	—	156,623	156,623
Non-current assets of discontinued operations	—	2,863,273	2,863,273
Intangible assets, net	3,139,896	(3,019,896)	120,000

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Reclassification of Revenue and Cost of Revenue Items

Certain amounts in the consolidated statements of operations for prior periods have been reclassified to conform to the current period presentation.

During the year ended December 31, 2025, the Company implemented changes in the presentation of its revenues and results of operations to better reflect its current business structure and strategic focus. Revenues previously presented as “Business consultation services” and “Other services” have been combined and reclassified as “Financial services and advisory businesses” to reflect the aggregation of these activities into a single operating focus. This reclassification has been applied consistently to the prior period presented and did not affect the Company’s previously reported total revenue, total net loss, total assets, total liabilities, or cash flows for any period presented.

The following table presents the impact of these reclassifications on the Company’s consolidated statements of operations for the year ended December 31, 2024.

	For the year ended December 31, 2024
Consolidated Statements of Operations	As previously reported	Adjustment	As adjusted
Revenue:
Business consultation services	448,525	(448,525)	—
Other services	45,500	(45,500)	—
Financial services and advisory businesses	—	494,025	494,025

Cost of revenues:
Business consultation services	(259,593)	259,593	—
Financial services and advisory businesses	—	(259,593)	(259,593)

Reclassification of discontinued operations

The results of operations of the Company’s Filecoin mining business, which were previously reported within “Distributed storage and computing services,” have been reclassified to discontinued operations following the Company’s strategic decision in December 2025 to discontinue such business. The discontinuation represents a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of the Filecoin mining business for the years ended December 31, 2025 and 2024 have been presented within discontinued operations in the consolidated statements of operations. Cash flows attributable to the discontinued operations have been presented separately in the consolidated statements of cash flows. Assets and liabilities directly associated with the discontinued operations have also been reclassified and are presented separately in the consolidated balance sheets for all periods presented. Prior period amounts have been reclassified to conform to the current period presentation. See Note 5 – “Discontinued Operations.”

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

As of December 31, 2025, the Company had an accumulated deficit of approximately $686 million and incurred a net loss of approximately $5.1 million for the year then ended. The Company has experienced recurring operating losses and, both the current period and prior period cash flow from operating activities are negative. These conditions, when considered in the aggregate, initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern.

As of December 31, 2025, the Company had cash and cash equivalents of approximately $33.8 million. Management believes that the Company’s existing cash resources are sufficient to fund its planned operations, capital expenditures, and working capital requirements for at least the twelve months following the issuance of these consolidated financial statements.

In response to the conditions described above, management has implemented and continues to implement plans designed to improve the Company’s operating results and liquidity. These plans include (i) increasing customer acquisition efforts and expanding service offerings within the Company’s financial services and advisory businesses, which have become the Company’s primary revenue-generating activities, (ii) continuing to strengthen and expand the Company’s professional services team to support revenue growth and operational scalability, and (iii) pursuing selective growth opportunities in blockchain and digital asset solutions and AI-enabled intelligent manufacturing, where management believes the Company can leverage its existing expertise and infrastructure.

Management believes that these actions, together with the Company’s current liquidity position, will enable the Company to meet its obligations as they become due and support the continued execution of its business strategy. While management’s plans are subject to inherent uncertainties, including the Company’s ability to successfully attract new clients and execute its growth initiatives, management has concluded that the implementation of these plans, combined with the Company’s available cash resources, alleviates the substantial doubt previously identified regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of presentation and use of estimates

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of Revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in the Group’s consolidated financial statements include, but are not limited to, allowance for credit losses, useful lives of property and equipment and intangible assets, impairment of long-lived assets, long-term investments and goodwill, the valuation of cryptocurrencies, realization of deferred tax assets, uncertain income tax positions, share-based compensation, valuation of contingent consideration from business combination and purchase price allocation for business combinations and assets acquisition. Actual results could materially differ from those estimates.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Principle of consolidation

The consolidated financial statements of the Group include the financial statements of the Company, its subsidiaries in which it has a controlling financial interest. The results of the subsidiaries are consolidated from the date on which the Group obtained control and continue to be consolidated until the date that such control ceases. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. All significant intercompany balances and transactions among the Company, its subsidiaries have been eliminated on consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported total net loss, total assets, total liabilities, shareholders’ equity, or cash flows.

Business combinations

The Group accounts for its business combinations using the purchase method of accounting in accordance with ASC 805 (“ASC 805”), “Business Combinations”. The purchase method of accounting requires that the consideration transferred to be allocated to the assets, including separately identifiable assets and liabilities the Group acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.

If investment involves the acquisition of an asset or group of assets that does not meet the definition of a business, the transaction is accounted for as an asset acquisition. An asset acquisition is recorded at cost, which includes capitalized transaction costs, and does not result in the recognition of goodwill. The cost of the acquisition is allocated to the assets acquired on the basis of relative fair values.

Discontinued operations

Discontinued operations are reported in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements—Discontinued Operations. A discontinued operation represents a component of the Company that has been disposed of or is classified as held for sale and that constitutes a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.

The results of operations of a discontinued operation are presented separately from continuing operations in the consolidated statements of operations for all periods presented. Prior period financial information has been reclassified to conform to the current period presentation. Amounts reported as discontinued operations include revenues, costs, operating expenses, impairment losses, gains or losses on disposal, and other items that are directly attributable to the discontinued component.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Cash flows attributable to discontinued operations are presented separately from cash flows from continuing operations in the consolidated statements of cash flows. Prior period cash flow information has been reclassified to conform to the current period presentation.

Assets and liabilities directly associated with discontinued operations are presented separately on the face of the consolidated balance sheets as current or non-current assets of discontinued operations and current liabilities of discontinued operations, as applicable. The Company does not allocate general corporate overhead or shared costs to discontinued operations unless such costs are directly attributable to the discontinued component.

For foreign subsidiaries classified as discontinued operations, cumulative foreign currency translation adjustments related to such subsidiaries are reclassified from accumulated other comprehensive income to earnings upon disposal or substantial liquidation, in accordance with ASC 830, Foreign Currency Matters.

Foreign currency

The functional and reporting currency of the Company is the United States dollar (“U.S. dollars”, “US$” or “$”). The functional currencies of the Company’s U.S. subsidiaries, Chaince Securities, Inc., Chaince Securities, LLC, and Mercurity Fintech Technology Holding Inc., are U.S. dollars. The functional currency of the Company’s Hong Kong subsidiary, Ucon Capital (HK) Limited, is the U.S. dollar. The functional currency of the Company’s PRC subsidiary Chaince (Shenzhen) Consulting Co., Ltd is the Renminbi (“RMB”).

Transactions denominated in currencies other than the respective entities’ functional currencies are re-measured into the functional currencies, in accordance with Accounting Standards Codification (“ASC”) 830 (“ASC 830”) Foreign Currency Matters, at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currencies at the exchange rates prevailing at the balance sheet date. All foreign exchange gains or losses are included in the consolidated statements of operations.

Assets and liabilities are translated to the reporting currency at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and Revenue, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of consolidated statements of comprehensive loss.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and demand deposits placed with banks or other financial institutions which are unrestricted as to withdrawal and use and have original maturities less than three months.

Security Deposit

Security deposit is money that is given to a landlord, lender, or seller of a home or apartment as proof of intent to move in and care for the domicile.

The security deposits of the Company on the balance sheet for the year ended December 31, 2024, amounting to $93,475, represent the frozen funds deposited in the Company’s bank account in accordance with the office rental contract. This contract was terminated in September 2025.

Clearing deposit

Clearing deposit is required to support the Company’s clearing activities and are considered restricted cash, not available for general corporate use.

According to the clearing agreement signed between the Company’s subsidiary Chaince Securities, LLC (a broker-dealer firm registered with FINRA) and Velocity Clearing LLC (“Velocity”), Chaince Securities, LLC is obligated to establish an account at Velocity which shall at all times contain deposited cash, securities, or a combination of both, having a market value of not less than $100,000 or such other amount as Velocity may require at a future date. As of December 31, 2025, the balance of the Company’s clearing deposit account was $132,536.

Short-term Investment

Short-term investment represents certificates of deposits and fixed coupon notes with original maturities of greater than three months but less than a year, as well as stocks and ETFs held in the short term and readily available for sale.

Allowance for Expected Credit Losses

The Company adopted the Current Expected Credit Loss (“CECL”) model under ASC Topic 326 on January 1, 2020.

The Company estimates expected credit losses for financial assets measured at amortized cost, including accounts receivable and other receivables, and records an allowance for expected credit losses to reflect the lifetime expected credit losses associated with these assets.

Accounts receivable primarily arise from financial advisory and consulting services provided to corporate clients, including publicly listed companies and companies preparing for public offerings. Other receivables primarily consist of loans to business partners and security deposits.

In estimating expected credit losses, the Company applies a risk-based grouping approach and evaluates receivables based on similar credit risk characteristics, including the type of counterparty, nature of the business relationship, historical payment experience, and financial condition of the counterparty.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Expected credit losses are estimated based on management’s evaluation of:

●	historical credit loss experience,
●	current economic conditions, and
●	reasonable and supportable forecasts.

Accounts receivable are generally evaluated collectively by customer type, while certain receivables may be evaluated individually when appropriate.

Loans to business partners are assessed based on the financial condition of the counterparties, the nature of the business relationship, and management’s assessment of repayment ability.

Security deposits, such as office rental deposits, are generally considered to have minimal credit risk due to the contractual nature of the arrangements and the financial stability of the counterparties.

Management reassesses the adequacy of the allowance for expected credit losses at each reporting date. Changes in the allowance are recorded in provision for doubtful accounts. Receivables are written off when management determines that collection is no longer probable.

Stablecoins

Stablecoins represent digital assets that are designed to maintain a stable value relative to a fiat currency. As of December 31, 2025, the Company’s stablecoin holdings consist solely of USD Coin (“USDC”), which is a blockchain-based digital token designed to maintain a value of one U.S. dollar per token and is commonly used for settlement and liquidity management within the digital asset ecosystem.

The Company accounts for its USDC holdings as digital assets measured at fair value in accordance with ASC 350-60, Accounting for and Disclosure of Digital assets, as adopted by the Company on January 1, 2024. Stablecoins are presented separately from other digital assets when material due to their distinct economic characteristics and relatively stable value compared with other cryptocurrencies.

Changes in the fair value of USDC are recognized in “Loss on market price of digital assets” (or “Gain/(loss) on digital assets”) in the consolidated statements of operations in the period in which the changes occur. Due to the nature of USDC as a stablecoin designed to maintain parity with the U.S. dollar, fluctuations in fair value are generally minimal.

Stablecoins are classified as current assets in the consolidated balance sheets because they are highly liquid and are typically used for transaction settlement and liquidity management within the Company’s digital asset activities.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Digital assets

The Company holds certain digital assets, including Bitcoin (“BTC”), Solana (“SOL”), and Filecoin (“FIL”), which are recorded as digital assets in the consolidated balance sheets. These digital assets are secured through cryptographic protocols on decentralized blockchain networks and do not represent ownership interests in any entity or contractual rights to receive cash flows.

Effective January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2023-08, Accounting for and Disclosure of Digital assets, which requires digital assets within the scope of the standard to be measured at fair value, with changes in fair value recognized in net income in the period in which the changes occur. Accordingly, the Company measures its digital assets at fair value at each reporting date, and changes in fair value are recognized in “Loss on market price of digital assets” in the consolidated statements of operations.

The Company presents digital assets separately from other intangible assets in the consolidated balance sheets in accordance with the presentation requirements of ASU 2023-08. Digital assets that are readily convertible into cash through active markets and are expected to be sold, utilized, or otherwise converted into cash within the Company’s normal operating cycle are classified as current assets.

The Company previously operated a Filecoin mining business through its subsidiary, MFH Tech. In connection with the Company’s decision to discontinue its Filecoin mining operations, certain FIL held in Filecoin node accounts that are pledged or otherwise restricted for mining operations have been reclassified to non-current assets of discontinued operations in the consolidated balance sheets. These assets are presented as non-current assets of discontinued operations because they are not expected to be realized until the underlying Filecoin mining nodes expire and the pledged FIL are released. See Note 5 – Discontinued Operations for further details.

The Company determines the fair value of its digital assets based on quoted market prices in active markets for identical assets, primarily using prices from major cryptocurrency trading platforms at the reporting date.

Property and equipment, net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Category	Estimated Useful Life	Estimated Residual
Machinery and equipment	6 years	10%
Electronics and office equipment	5 years	5%

Repair and maintenance costs are charged to expense as incurred, whereas the cost of renewals and betterments that extend the useful lives of property and equipment are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts, with any resulting gain or loss reflected in the consolidated statements of operations.

Following the Company’s strategic decision in December 2025 to discontinue its Filecoin mining business, machinery and equipment previously used in the cryptocurrency mining operations have been reclassified as non-current assets of discontinued operations in the consolidated balance sheets. Depreciation, impairment, and gains or losses on disposal related to such assets are included within loss from discontinued operations in the consolidated statements of operations for all periods presented. Prior period amounts have been reclassified to conform to the current period presentation.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Intangible Assets, net

The Company’s intangible assets consist of the following categories: (a) an acquired broker-dealer license with an indefinite useful life, and (b) the right to recover certain digital assets previously seized by a local authority. .

Acquired broker-dealer license deemed to have an indefinite life

On May 1, 2023, the Company’s U.S. subsidiary, Chaince Securities, Inc., entered into a Purchase and Sale Agreement to acquire a fully licensed broker-dealer entity for total consideration of $120,000. On November 18, 2024, Chaince Securities, Inc. received approval from the Financial Industry Regulatory Authority (“FINRA”) for the change in ownership of the broker-dealer.

On December 6, 2024, Chaince Securities, Inc. obtained control of the broker-dealer and all associated rights and benefits. As the acquired entity did not contain other significant identifiable assets or liabilities, management determined that the purchase price was attributable entirely to the broker-dealer license.

The broker-dealer license is considered to have an indefinite useful life because there is no legal, regulatory, contractual, or economic limit to the period over which the license is expected to contribute to the Company’s operations, provided that regulatory requirements continue to be satisfied.

Accordingly, the license is classified as an indefinite-lived intangible asset and is not amortized. Instead, it is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, in accordance with ASC 350-30, Intangibles—Goodwill and Other.

The Company’s acquired broker-dealer license is measured at cost minus impairment loss. We estimated the fair values of the acquired broker dealer license, and no impairment loss was recognized for the year ended December 31, 2025.

The right to recover the digital assets

On February 16, 2022, certain digital assets previously held in the Company’s custody were seized by the Sheyang County Public Security Bureau in Jiangsu Province, People’s Republic of China during an investigation involving the Company’s former acting Chief Financial Officer.

Based on the available information, the seized assets included approximately 95.23843 Bitcoins and 2,005,537.5 USD Coins, which were transferred from the Company’s hardware cold wallet to an external wallet outside of the Company’s control.

The Company believes it retains legal recourse to seek recovery of these digital assets and therefore initially recognized an intangible asset representing the right to recover the digital assets.

However, during 2023, management determined that the recovery of these assets was highly uncertain and recorded a full impairment of the related intangible asset in order to eliminate potential uncertainty in the financial statements.

As of December 31, 2025, the carrying amount of the right to recover the digital assets is zero. The Company continues to pursue legal remedies to recover these assets; however, the timing and outcome of such efforts remain uncertain.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Revenue recognition

On January 1, 2019, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which superseded the revenue recognition requirements in ASC Topic 605. The Company adopted ASC 606 using the modified retrospective transition method applied to contracts that were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts continue to be reported in accordance with legacy guidance under ASC 605. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements and did not result in an adjustment to opening retained earnings.

Under ASC 606, revenue is recognized when, or as, the Company satisfies a performance obligation by transferring control of a promised good or service to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. To determine the appropriate timing and amount of revenue recognition, the Company applies the following five-step model: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when, or as, the performance obligations are satisfied. The Company applies the five-step model only to contracts for which it is probable that it will collect the consideration to which it is entitled.

Once a contract is determined to be within the scope of ASC 606, the Company evaluates the promised goods or services to determine whether they represent distinct performance obligations. Revenue is recognized based on the portion of the transaction price allocated to each performance obligation when that obligation is satisfied or as it is satisfied.

For the year ended December 31, 2025, the Company’s revenues from continuing operations were derived entirely from financial services and advisory activities. Revenue previously generated from distributed storage and computing services, consisting of Filecoin mining operations, has been classified as discontinued operations and is excluded from the Company’s continuing revenue recognition policies.

The Company’s revenue recognition policies for continuing operations are described below.

Financial services and advisory businesses

The Company provides a range of financial services and advisory offerings, including PIPE advisory and placement-related services, underwriter-related services, securities brokerage and transaction execution services, clearing-related brokerage services, IPO financial advisory and consulting services, industry-specific business advisory and consulting services, and other financial services such as escrow agent services and referral services.

Contracts for financial services and advisory activities are typically evidenced by written service agreements that define the scope of services, fee arrangements, and payment terms. Each contract generally contains a single performance obligation, as the promised services are highly integrated and not separately identifiable.

Revenue from financial services and advisory businesses is recognized either at a point in time or over time, depending on the nature of the services provided:

● Point-in-time revenue recognition applies to PIPE advisory services, underwriter-related services, securities brokerage and transaction execution services, clearing-related brokerage services, and referral services. Revenue is recognized when the underlying transaction is completed, the Company has satisfied its contractual obligations, and the Company has obtained an enforceable right to payment.

● Over-time revenue recognition applies to IPO financial advisory and consulting services, industry-specific business advisory and consulting services, and escrow agent services. Revenue is recognized over the service period because customers simultaneously receive and consume the benefits of the services as they are performed, the services are highly customized, and the Company has an enforceable right to payment for services performed to date. The Company measures progress toward complete satisfaction of the performance obligation using output-based methods, including milestone achievement or percentage-of-completion based on advisory deliverables.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The transaction price for financial services and advisory contracts generally consists of fixed or contractually determinable consideration. Certain arrangements include success-based fees, which are recognized only when the relevant performance obligations are satisfied. The Company does not identify significant financing components in its revenue arrangements, as service periods are generally short-term or fees are prepaid.

The Company evaluates whether it acts as a principal or an agent for each revenue stream. For most financial services and advisory arrangements, the Company acts as principal because it controls the services prior to transfer, is primarily responsible for fulfilling the performance obligation, and bears responsibility for service quality and outcomes. Accordingly, revenue from these arrangements is recognized on a gross basis. For referral services and certain clearing-related brokerage services, the Company acts as an agent and recognizes revenue on a net basis, equal to the commission or net amount retained.

Distributed storage and computing services (discontinued operations)

Revenue from distributed storage and computing services, which consisted entirely of Filecoin mining operations, is classified as discontinued operations for all periods presented. The revenue recognition policies related to such activities are disclosed separately in the Company’s discontinued operations note and are not included in the Company’s revenue recognition policies for continuing operations.

Contract liabilities

Contract liabilities represent advance payments received from customers for services that have not yet been satisfied under the Company’s performance obligations. These amounts are recognized as revenue when the related services are performed or when the performance obligations are otherwise satisfied.

Changes in contract liabilities primarily relate to the timing difference between the Company’s satisfaction of performance obligations and the receipt of consideration from customers. During the year ended December 31, 2025, the Company recognized revenue that was included in contract liabilities at the beginning of the period as the related services were performed.

Contract liabilities are presented within advance from customers and deferred revenues in the consolidated balance sheets. The Company generally expects to recognize the related revenue within one year as the underlying services are performed.

Cost of revenue

Cost of revenue consists of costs directly attributable to the generation of the Company’s revenues and are recognized in the same period as the related revenues.

For the year ended December 31, 2025, the Company’s cost of revenue from continuing operations relates solely to its financial services and advisory businesses. Costs associated with distributed storage and computing services, consisting of Filecoin mining operations, have been classified as discontinued operations and are excluded from cost of revenue from continuing operations. The accounting policies for cost of revenue by business line are described below.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Financial services and advisory businesses

Cost of revenue for financial services and advisory businesses consists primarily of personnel-related costs, including salaries, bonuses, benefits, and share-based compensation, incurred by employees and consultants who are directly involved in providing advisory, consulting, brokerage, underwriting-related, clearing-related, escrow, referral, and other financial services.

Cost of revenue also includes professional service fees and other directly attributable costs incurred in connection with the delivery of financial services and advisory engagements. Such costs are expensed as incurred and recognized in the same period as the related revenues.

Certain revenue streams within financial services and advisory businesses, such as referral services, do not incur significant directly attributable costs. Accordingly, no material cost of revenue is recognized for those services.

General and administrative expenses, corporate overhead, and other indirect costs are not included in cost of revenue and are presented separately in operating expenses.

Distributed storage and computing services (discontinued operations)

Costs related to distributed storage and computing services, which consisted entirely of Filecoin mining operations, are classified as discontinued operations for all periods presented. Such costs included depreciation of mining equipment, data center lease costs (including electricity), direct labor costs, software licensing and technical service costs, and interest costs associated with borrowings of digital assets used in mining operations.

The cost recognition policies related to these activities are disclosed separately in the Company’s discontinued operations note and are not included in the Company’s cost of revenue accounting policies for continuing operations.

Sales and marketing expenses

Sales and marketing expenses consist primarily of project referral fees for consultation services business. These costs are expensed as incurred.

Operating leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, an operating lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred and primarily consist of common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The leasing activities of the Company during 2024 and 2025 are all for the Company to lease the office as the lessee and the Company classified them as operating leases, among which, the Company signed a long-term lease contract with a term of about 40 months for the New York office. The Company recognized right-of-use assets and lease liabilities on the consolidated balance sheet as of December 31, 2024 and 2025.

Income taxes

The Company accounts for income taxes under the liability method in accordance with ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to reverse.

Deferred tax assets are recognized to the extent that it is more-likely-than-not that they will be realized. In evaluating the realizability of deferred tax assets, the Company considers available positive and negative evidence, including historical operating results, projected future taxable income, the reversal of existing taxable temporary differences, and tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The Company applies the provisions of ASC 740 related to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Tax positions are recognized only if it is more-likely-than-not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position.

The Company classifies interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the consolidated statements of operations.

Share-based payments

In the second quarter of 2017, the Company elected to early adopt ASU No. 2016-09, Compensation Stock Compensation (“ASC 718”): Improvement to Employee Share based Payment Accounting.

Share options and restricted shares granted to employees and directors are accounted for under ASC 718, “Compensation – Stock compensation”. In accordance with ASC 718, the Company determines whether a share option or restricted shares should be classified and accounted for as an equity award. All grants of share options and restricted shares to employees and directors classified as equity awards are recognized in the financial statements based on their grant date fair values.

Share-based payment awards with employees are measured based on the grant date fair value of the equity instrument issued, and recognized as compensation costs using the straight-line method over the requisite service period, which is generally the vesting period of the options, with a corresponding impact reflected in additional paid-in capital.

The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted). To determine the amount of compensation cost to be recognized in each period, the Company shall make an entity wide accounting policy for all employee share-based payment awards to do the following: Recognize the effect of awards for which the requisite service is not rendered when the award is forfeited (that is, recognize the effect of forfeitures in compensation cost when they occur). Previously recognized compensation cost for an award shall be reversed in the period that the award is forfeited.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

For share-based payment awards with market conditions, such market conditions are included in the determination of the estimated grant-date fair value. If the incentivized employee does not meet the agreed market conditions on the grant-date, then the corresponding shares will be forfeited or the corresponding percentage of the proposed shares will be forfeited in proportion to the failure to meet the market conditions. The fair value of the shares granted to employees at the grant-date is the consideration adjusted for the satisfaction of market conditions.

Some awards contain a market condition. The effect of a market condition is reflected in the grant-date fair value of an award. Compensation cost thus is recognized for an award with a market condition provided that the good is delivered or the service is rendered, regardless of when, if ever, the market condition is satisfied.

A change in any of the terms or conditions of share-based payment awards is accounted for as a modification of awards. The Company measures the incremental compensation cost of a modification as the excess of the fair value of the modified awards over the fair value of the original awards immediately before its terms are modified, based on the share price and other pertinent factors at the modification date. For vested awards, the Company recognizes incremental compensation cost in the period the modification occurred. For unvested awards, the Company recognizes, over the remaining requisite service period, the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date.

Net loss per share

Basic loss per ordinary share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

Diluted loss per ordinary share reflects the potential dilution that could occur if securities were exercised or converted into ordinary shares. The Company had stock options and restricted share units, which could potentially dilute basic loss per share in the future. To calculate the number of shares for diluted loss per ordinary share, the effect of the stock options and restricted share units is computed using the treasury stock method. Potential ordinary shares in the diluted net loss per share computation are excluded in periods of losses from operations, as their effect would be anti-dilutive.

In accordance with ASC Topic 260, Earnings per Share (“ASC 260”), basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of unrestricted ordinary shares outstanding during the year. Diluted loss per share is calculated by dividing net loss attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Contingently issuable shares, including performance-based share awards and contingent considerations to be settled in shares, are included in the computation of basic earnings per share only when there is no circumstance under which those shares would not be issued. Contingently issuable shares are included in the denominator of the diluted loss per share calculation as of the beginning of the period or as of the inception date of the contingent share arrangement, if later, only when dilutive and when all the necessary conditions have been satisfied as of the reporting period end.

For contracts that may be settled in ordinary shares or in cash at the election of the Company, share settlement is presumed, pursuant to which incremental shares relating to the number of shares that would be required to settle the contract are included in the denominator of diluted loss per share calculation if the effect is more dilutive. For the contracts that may be settled in ordinary shares or in cash at the election of the counterparty, the more dilutive option of cash or share settlement is used for the purposes of diluted loss per share calculation, pursuant to which share settlement requires the number of shares that would be required to settle the contract be included in the denominator whereas cash settlement requires an adjustment to be made to the numerator for any changes in income or loss that would result as if the contract had been classified as an asset or a liability for accounting purposes during the period for a contract that is classified as equity for accounting purposes, if the effect is more dilutive. Ordinary equivalent shares consist of the ordinary shares issuable upon the exercise of the share options, using the treasury stock method. Ordinary share equivalents are excluded from the computation of diluted loss per share if their effects would be anti-dilutive.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Comprehensive gain (loss)

Comprehensive gain (loss) is defined as the decrease in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive gain (loss) is reported in the consolidated statements of comprehensive loss, including net loss and foreign currency translation adjustments, presented net of tax.

Segment reporting

The Company applies the guidance in Accounting Standards Codification (“ASC”) 280, Segment Reporting. Operating segments are identified based on the manner in which the Company’s chief operating decision-maker (“CODM”) reviews financial information for the purpose of allocating resources and assessing performance.

The Company’s Chief Executive Officer serves as the CODM and reviews the consolidated financial results of the Company on an overall basis. The CODM does not regularly review discrete financial information by business line or by geographic region for purposes of making operating decisions. Accordingly, the Company has determined that it operates as a single operating segment and, therefore, has one reportable segment.

For the year ended December 31, 2025, the Company’s revenues from continuing operations were derived primarily from its financial services and advisory businesses, which are conducted through its U.S. subsidiaries, Chaince Securities, Inc. and Chaince Securities, LLC, and its Hong Kong subsidiary, Ucon Capital (HK) Limited. Revenues from distributed storage and computing services, consisting of Filecoin mining operations, were generated through the Company’s U.S. subsidiary, MFH Tech, and have been classified as discontinued operations.

Although the Company conducts business through multiple legal entities and across different jurisdictions, the Company’s operations are managed by a unified management team and business team, and resource allocation and performance evaluation decisions are made based on the Company’s consolidated results. As such, management has concluded that the Company continues to operate as a single operating segment for segment reporting purposes.

Fair value measurement and financial instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

The Company applies ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value and requires disclosures to be provided on fair value measurement. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - inputs are based upon quoted prices for instruments traded in active markets.

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based calculation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, cash flow models, and similar techniques.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach, and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

The Company’s non-financial assets, including digital assets, intangible assets, goodwill and property and equipment are measured at fair value when an impairment charge is recognized. Fair value of digital assets is based on quoted prices in active markets.

Financial instruments

The carrying amounts of financial instruments, which consist of cash and cash equivalents, security deposit, short-term investment, interest receivable, equity investments, convertible notes, interest payable, accounts payable, amounts due to related parties, accrued expenses and other current liabilities, approximate their fair values due to the short-term nature of these instruments.

The Company adopts ASU No.2020-06 to measure the convertible notes it issued. As ASU No.2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives.

Recent accounting pronouncements

On December 13, 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Digital assets (Subtopic 350-60): Accounting for and Disclosure of Digital assets, which requires that an entity to subsequently measure assets that meet those criteria at fair value with changes recognized in net income each reporting period. The amendments in ASU 2023-08 are required to be adopted for fiscal years beginning after December 14, 2024, with early adoption permitted. The Company has decided to adopt this standard starting from the 2024 fiscal year.

On November 27, 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2023-07 beginning January 1, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures because the Company operates as a single reportable segment.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

On December 14, 2023, FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that entities disclose specific categories in their rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The new standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2023-09 beginning January 1, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On March 21, 2024, the FASB issued Accounting Standards Update No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not currently have profits interest or similar awards. Accordingly, the adoption of ASU 2024-01 would not have a material impact on the Company’s consolidated financial statements.

4. CONCENTRATION OF RISK

Customer concentration

The Company’s revenues from continuing operations are derived from a limited number of customers due to the nature of its financial services and advisory engagements. For the year ended December 31, 2025, the Company generated revenues from approximately 15 customers across its various financial services and advisory offerings. For the year ended December 31, 2024, the Company generated revenues from continuing operations from four customers.

Due to the project-based nature of the Company’s services, revenue may be concentrated among a limited number of customers in a given period. The loss of one or more significant customers could have an adverse impact on the Company’s operating results.

Customers that individually represent greater than 10% of the Company’s total revenues for the years ended December 31, 2025 and 2024, are as follows:

	For the year ended December 31,
	2025		2024
	US$	%	US$	%
Customer A	494,234	26.5%	—	—
Customer B	200,000	10.7%		—
Customer C	195,327	10.5%		—
Customer D	—	—	298,525	60.4%
Customer E	—	—	100,000	20.2%
Customer F	—	—	50,000	10.1%

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share (or ADS) data)

Vendor concentration

The Company’s financial services and advisory businesses primarily rely on its internal professional personnel to deliver services to clients. However, the Company may engage external professional service providers to assist in the delivery of certain projects.

For the year ended December 31, 2025, the Company engaged three external professional service providers to support certain advisory engagements. Payments to these service providers totaled approximately $285,218, representing approximately 45% of the Company’s total cost of revenues for the year. The Company did not engage external service providers in 2024.

The Company maintains ongoing relationships with a limited number of external professional teams that are familiar with the Company’s service offerings and client engagements. The loss of these service providers could temporarily affect the Company’s ability to deliver certain services until alternative providers are engaged.

Suppliers that individually represent greater than 10% of the Company’s total purchases for the years ended December 31, 2025 and 2024, are as follows:

	For the year ended December 31,
	2025		2024
	US$	%	US$	%
Supplier A	147,321	51.7%	—	—
Supplier B	85,350	29.9%	—	—
Supplier C	52,547	18.4%	—	—

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, loan receivables from non-related parties, and, to a lesser extent, accounts receivable. The Company maintains its cash and cash equivalents with financial institutions located in various jurisdictions that management believes to be of high credit quality.

At times, the Company’s cash balances held with financial institutions may exceed federally insured limits or may not be fully insured, particularly for accounts maintained outside the United States. As of December 31, 2025, substantially all of the Company’s cash balances exceeded applicable insured limits.

The Company’s accounts receivable are primarily derived from financial services and advisory engagements with customers located in various jurisdictions, including Hong Kong, Singapore, Malaysia, the United States, and other regions. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

The Company also has loan receivables from non-related parties arising from financing arrangements with certain business partners. As of December 31, 2025, the outstanding balance of such loan receivables was approximately $2.2 million. These receivables are subject to credit risk if the counterparties fail to perform under the contractual terms. Management monitors the creditworthiness of these counterparties and evaluates collectability on an ongoing basis.

Historically, the Company has not experienced material credit losses and management believes that the overall credit risk associated with its financial assets is limited.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share (or ADS) data)

Currency convertibility risk

The Company conducts its operations primarily through subsidiaries located in the United States and Hong Kong and provides services to customers across multiple jurisdictions. As a result, the majority of the Company’s transactions are denominated in U.S. dollars and, to a lesser extent, Hong Kong dollars and other foreign currencies, all of which are generally freely convertible.

Foreign currency exchange rate risk

The Company is exposed to foreign currency exchange rate risk primarily related to transactions denominated in currencies other than its reporting currency, the U.S. dollar. Such exposure arises from providing services to customers located in multiple jurisdictions, including Hong Kong, Singapore, Malaysia, and the United States, and from operating through subsidiaries in different geographic regions.

Fluctuations in foreign currency exchange rates may affect the Company’s results of operations and financial position to the extent that assets, liabilities, revenues, or expenses are denominated in foreign currencies. While the Hong Kong dollar is currently pegged to the U.S. dollar, other currencies in which the Company conducts business are subject to market-driven exchange rate fluctuations. Management does not currently engage in hedging activities to mitigate foreign currency exchange risk and believes that such risk is not material to the Company’s consolidated financial statements for the year ended December 31, 2025.

5. DISCONTINUED OPERATIONS

In December 2025, the Company’s Board of Directors approved a strategic decision to discontinue its distributed storage and computing services business, which consisted entirely of Filecoin (“FIL”) mining operations. The Company determined that continuing the Filecoin mining business was no longer aligned with its long-term strategic direction and capital allocation priorities. This decision represents a strategic shift that is expected to have a major effect on the Company’s operations and financial results.

The Filecoin mining operations were conducted through the Company’s wholly owned U.S. subsidiary, Mercurity Fintech Technology Holding Inc. (“MFH Tech”). Following the Board’s approval, the Company ceased making new investments in mining activities and initiated an orderly wind-down of the business.

On December 12, 2025, the Company entered into a comprehensive agreement pursuant to which substantially all mining equipment previously used in the Filecoin mining operations was sold to a third party. Under the terms of the agreement, the Company leased back the equipment through April 30, 2026 solely to allow existing mining nodes to naturally expire. Upon the expiration of the mining nodes, the Company expects to fully exit the Filecoin mining business and settle all remaining obligations related to such activities.

Accordingly, the results of operations of the Filecoin mining business have been classified as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations, and are presented separately from continuing operations in the consolidated statements of operations and cash flows for all periods presented. Assets and liabilities directly associated with the discontinued operations are presented separately in the consolidated balance sheets. Prior period financial information has been reclassified to conform to the current period presentation.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The following table summarizes the assets and liabilities associated with the Company’s discontinued operations:

	As of December 31,
	2025	2024
Consolidated Balance Sheets	US$	US$
Prepaid expenses and other current assets, net (i)	1,603,341	1,787,640
Digital assets (ii)	762,991	—
Current assets of discontinued operations	$2,366,332	$1,787,640

Property and equipment, net (iii)	—	2,248,195
Digital assets (ii)	—	2,863,273
Non-Current assets of discontinued operations	$—	$5,111,468

Accrued expenses and other current liabilities (iv)	457,985	2,058,298
Interest payable (v)	—	75,854
Current liabilities of discontinued operations	$457,985	$2,134,152

(i)	As of December 31, 2025, prepaid expenses and other current assets associated with the Company’s discontinued operations primarily consisted of: (a) a collateral deposit of $1.5 million paid to Huangtong International Co., Ltd. in connection with the borrowing of Filecoins used to support the Company’s Filecoin mining operations, which is expected to be settled together with the related assets and liabilities upon completion of the wind-down of the Filecoin mining business on or around April 30, 2026; (b) $100,000 of prepaid custody and operational service fees related to the Filecoin mining business, which are expected to be recognized as costs of discontinued operations prior to the full termination of the mining activities; (c) $1,690 of Filecoin joint mining sharing costs overpaid to HDP Capital Management Limited; and (d) $1,651 of temporary Filecoin transfer balances between the Company and the technology service provider, Origin Storage Pte Ltd.

As of December 31, 2024, prepaid expenses and other current assets associated with the Company’s discontinued operations primarily consisted of: (a) a collateral deposit of $1.5 million paid to Huangtong International Co., Ltd. in connection with the borrowing of Filecoins used for the Company’s Filecoin mining operations, which is expected to be settled together with other related assets and liabilities upon the completion of the wind-down of the mining business on or around April 30, 2026; and (b) $287,640 of Filecoins held by Wangwentao on behalf of the Company.

(ii)	Digital assets primarily represent Filecoins (“FIL”) generated from or used in the Company’s cryptocurrency mining operations and held in the Filecoin node accounts of the Company’s subsidiary, MFH Tech. Following the Company’s decision to discontinue its distributed storage and computing services (Filecoin mining) business, all Filecoins held in the mining node accounts were reclassified as assets associated with discontinued operations.

A substantial portion of these Filecoins were pledged or locked as collateral within the Filecoin network to support mining activities. As a result, these pledged Filecoins were not expected to be released within twelve months as of December 31, 2024 and were therefore retrospectively presented as non-current assets of discontinued operations in the consolidated balance sheet as of that date.

As of December 31, 2025, the Company expects that the majority of the pledged Filecoins will be released upon the expiration of the related mining nodes on or around April 30, 2026. Accordingly, these digital assets were classified as current assets of discontinued operations, as they are expected to be available for sale or used to settle outstanding obligations within the next twelve months.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

(iii)	Property and equipment represented the net carrying amount of mining equipment previously used in the Company’s Filecoin mining operations. As of December 31, 2024, the balance of $2,248,195 primarily consisted of cryptocurrency mining machines deployed in the Company’s mining nodes. In December 2025, substantially all such mining equipment was sold to a third party pursuant to a comprehensive agreement, and therefore no property and equipment related to discontinued operations remained on the consolidated balance sheet as of December 31, 2025.

(iv)	As of December 31, 2025, accrued expenses and other current liabilities associated with the Company’s discontinued operations primarily consisted of: (a) $37,486 of accounts payable related to the Company’s Filecoin mining activities; (b) $231,799 representing the outstanding principal balance of Filecoins borrowed from Huangtong International Co., Ltd. to satisfy collateral requirements for the Company’s mining operations; and (c) $188,700 representing Filecoins provided by HDP Capital Management Limited as collateral in connection with the Company’s joint Filecoin mining arrangements with HDP.

As of December 31, 2024, accrued expenses and other current liabilities associated with the Company’s discontinued operations primarily consisted of: (a) $18,845 of accounts payable related to the Filecoin mining business; (b) $1,319,153 representing the outstanding principal balance of Filecoins borrowed from Huangtong International Co., Ltd. to meet collateral requirements for the mining operations; and (c) $720,300 representing Filecoins provided by HDP Capital Management Limited as collateral in connection with the Company’s joint mining arrangements.

(v)	As of December 31, 2024, interest payable represented accrued interest associated with the Company’s borrowing of Filecoins from Huangtong International Co., Ltd. The interest was denominated in Filecoins and accrued in connection with the borrowing arrangements used to support the Company’s Filecoin mining operations

The following table summarizes the results of the Company’s discontinued operations for the periods presented:

	For the year ended December 31,
	2025	2024
Consolidated Statements of Operations	US$	US$
Revenue	339,602	513,405
Cost of revenue	(996,123)	(1,123,346)
Impairment loss of property and equipment	(1,283,802)	(1,827,373)
Loss on market price of digital assets	(864,557)	(178,708)
Loss from discontinued operations	$(2,804,880)	$(2,616,022)

The following table summarizes the cash flows attributable to discontinued operations:

	For the year ended December 31,
	2025	2024
Consolidated Statements of Cash Flows	US$	US$
Net loss from discontinued operations	(2,804,880)	(2,616,022)
Impairment loss of property and equipment	1,283,802	1,827,373
Loss on market price of digital assets	864,557	178,708
Non-cash revenue of Filecoin mining	(339,602)	(513,405)
Non-cash cost of Filecoin mining	533,751	743,363
Prepaid expenses and other current assets	(100,000)	—
Accounts payable	30,296	(3,973)
Net cash used in discontinued operations	$(532,076)	$(383,956)

Disposal of property and equipment	500,000	—
Net cash provided by investing activities in discontinued operations	$500,000	—

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	December 31,	December 31,
	2025	2024
	US$	US$
Cash (i)	21,820,069	21,921,476
Cash equivalents (ii)	12,000,000	1,994,380
Total	$33,820,069	$23,915,856

(i)

As of December 31, 2025, the Company’s cash includes: 1) Cash in hand of $200; 2) Demand deposit of $19,959,733 in bank accounts; 3) Cash of $1,860,136 in the securities investment accounts and the Coinbase account.

As of December 31, 2024, the Company’s cash includes: 1) Cash in hand of $100,200; 2) Demand deposit of $18,980,205 in bank accounts; 3) Cash of $2,841,071 in the securities investment accounts and the Coinbase account.

(ii)

As of December 31, 2025, the Company’s cash equivalents were all certificates of deposits with a balance of $12,000,000 with a maturity date less than 3 months.

As of December 31, 2024, the Company’s cash equivalents were all certificates of deposits with a balance of $1,994,380 with a maturity date less than 3 months.

7. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,	December 31,
	2025	2024
	US$	US$
Certificate of Deposits (i)	2,224,404	—
ETF (ii)	1,363	957,729
Common Stock (iii)	17,800	—
Total short-term investments	2,243,567	957,729

(i)

On February 14, 2025, the Company deposited a Certificate of Deposits of $943,690.46 with a term of 180 days in East West Bank, with an annual interest rate of 3.925%. On August 24, 2025, the Company renewed the CD with another term of 180 days. As of December 31, 2025, the balance of this Certificate of Deposits was $970,990.

On October 7, 2025, the Company deposited a Certificate of Deposits of $1,088,000 in Morgan Stanley Private Bank, with an annual interest rate of 4.1% and the mature date of September 9, 2026. As of December 31, 2025, the balance of this CD is $1,100,577.

On May 2, 2025, the Company deposited a Certificate of Deposits of $150,000 with a term of 12 months in Bank of America, with an annual interest rate of 3.2%. As of December 31, 2025, the balance of this CD is $152,837.

(ii)

On March 31, 2025, the Company purchased 2 units SPDR S&P 500 ETF as part of the investment portfolio at a cost of $1,205.52. As of December 31, 2025, the market value of the 2 units ETF was $1,363.

On March 28, 2024, the Company purchased 3,970 units SPDR SER TR SPDR BLOOMBERG 1-3 MNTH T BILL ETF as part of the investment portfolio at a cost of $364,490.95. As of December 31, 2024, the market value of the total 10,475 units ETF was $957,729.

(iii)	As of December 31, 2025, the Company holds common stocks of KIDZ, with the amount of $17,800.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

8. STABLECOINS

Stablecoins consist of the following:

	December 31, 2025	December 31, 2024
	US$	US$
USD Coins (USDC)	2,904,894	—
Total Stablecoins	$2,904,894	$—

As of December 31, 2025, the Company held 2,906,056.45 USD Coins with the carrying amount of $2,904,894, of which 1,167,170.45 USD Coins came from a private placement closed on August 17, 2025, 1,300,000 USD Coins were purchased by cash in September 2025, and 438,886 USD Coins received by collection of the Company’s accounts receivables, interest receivables, and other receivables in November and December 2025.

The movement of the stablecoins for the year ended December 31, 2025 and 2024 is as follows:

	For the year ended December 31,
	2025	2024
	US$	US$
Balance as of January 1, 2025 and 2024	—	—
Received stablecoins payments (i)	1,605,958	—
Purchase (ii)	1,300,000	—
Gain/loss on market price changes (iii)	(1,064)	—
Balance as of December 31, 2025 and 2024	2,904,894	—

(i)	The amounts represent stablecoins received by the Company during the year as consideration from financing transactions and settlement of receivables. During the year ended December 31, 2025, the Company received 1,167,170.45 USD Coins with a fair value of $1,167,170 in connection with a private placement completed on August 17, 2025. In addition, the Company received 438,886 USD Coins with a fair value of $438,788 through the collection of accounts receivable, interest receivable and other receivables in November and December 2025. The digital assets received are recorded at their fair value on the transaction date in accordance with the Company’s crypto asset accounting policy.

(ii)	During the year ended December 31, 2025, the Company purchased 1,300,000 USD Coins with a total cost of $1,300,000 in September 2025. No purchases of stablecoins were made during the year ended December 31, 2024.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

9. DIGITAL ASSETS

Digital assets consist of the following:

	December 31, 2025	December 31, 2024
	US$	US$
Filecoin (i)	122,638	156,623
Bitcoins (ii)	875,250	—
Solana (iii)	124,740	—
Total digital assets	$1,122,628	$156,623

(i)

The Filecoin balances presented above represent Filecoins held in the Company’s digital asset wallets maintained with Coinbase and BitGo and are not associated with the Company’s discontinued Filecoin mining operations. As of December 31, 2025 and 2024, the Company held 94,811.20 FIL and 32,616.12 FIL, respectively, in its Coinbase and BitGo wallets. These tokens are not pledged or used in mining node operations and are therefore presented as part of digital assets in the consolidated balance sheets.

Filecoins that were previously deposited in Filecoin mining node accounts, the majority of which were pledged as collateral for mining operations, have been reclassified to current assets of discontinued operations following the Company’s strategic decision in December 2025 to discontinue its Filecoin mining business. Accordingly, such Filecoin balances are no longer included in digital assets presented above. Refer to Note 5 – Discontinued Operations for additional information regarding the assets associated with the discontinued Filecoin mining business.

(ii)	As of December 31, 2025, the Company held 10.00994 Bitcoins with the carrying amount of $875,250, which were received in connection with a private placement completed on August 17, 2025.

(iii)	As of December 31, 2025, the Company held 1000.0004711 Solanas with the carrying amount of $124,740, which was purchased in December 2025.

The movement of the digital assets for the year ended December 31, 2025 and 2024 is as follows:

	For the year ended December 31,
	2025	2024
	US$	US$
Balance as of January 1, 2025 and 2024	156,623	104,765
Digital assets received as consideration (i)	1,216,774	—
Purchase (ii)	125,828	—
Gain/loss on market price changes (iii)	(457,269)	(36,689)
Cumulative effect upon adoption of ASU 2023-08 (iii)	—	88,521
Others (iv)	80,672	26
Balance as of December 31, 2025 and 2024	1,122,628	156,623

(i)

The amounts represent digital assets received by the Company during the year as consideration from financing transactions and settlement of receivables. During the year ended December 31, 2025, the Company received 10.00994 Bitcoins with a fair value of $1,216,774 in connection with a private placement completed on August 17, 2025. The digital assets received are recorded at their fair value on the transaction date in accordance with the Company’s crypto asset accounting policy.

(ii)	During the year ended December 31, 2025, the Company purchased 1,000.0004711 Solanas with a fair value of $125,828 in December 2025. No purchases of digital assets were made during the year ended December 31, 2024.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

(iii)

Effective January 1, 2024, the Company adopted ASU No. 2023-08, Accounting for and Disclosure of Digital assets, using a modified retrospective approach. Under ASU 2023-08, qualifying digital assets are measured at fair value at each reporting date, with changes in fair value recognized in net income or loss. Upon adoption, the Company recognized a cumulative increase of $88,521 to the opening balance of retained earnings as of January 1, 2024.

For the year ended December 31, 2025, the Company recognized a net loss on market price changes of digital assets of $457,269, including: (a) the loss on market price of Bitcoins of $341,524; (b) the loss on market price of Solanas of $1,088; (c) the loss on market price of Filecoins of $114,657, which related entirely to Filecoins held in the Company’s Coinbase and BitGo wallets.

For the year ended December 31, 2024, the Company recognized a net loss on market price changes of digital assets of $36,689, which related entirely to Filecoins held in the Company’s Coinbase wallet.

(iv)

Other movements of digital assets represent minor wallet transfers and operational testing of the Company’s digital asset wallets. For the year ended December 31, 2025, other movements totaled $80,672, primarily related to Filecoin transfer and wallet testing transactions. For the year ended December 31, 2024, other movements totaled $26, which related to Filecoin transfer testing of the Company’s digital asset wallet.

The digital asset movements presented in the table above relate solely to digital asset associated with the Company’s continuing operations and exclude Filecoin tokens that were deposited in Filecoin mining node accounts in connection with the Company’s former Filecoin mining business. Following the Company’s strategic decision in December 2025 to discontinue its Filecoin mining operations, such FIL balances have been reclassified as assets of discontinued operations and are presented within current assets of discontinued operations in the consolidated balance sheets. See Note 5 – Discontinued Operations for additional information.

10. PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2025	2024
	US$	US$
Prepaid expenses	—	40
Loan receivables from non-related parties (i)	2,205,000	2,000,000
Other receivables from non-related parties	46,298	1,266,144
Total prepaid expenses and other current assets	$2,251,298	$3,266,184

(i)

On December 12, 2023, the Company entered into a loan agreement with Honor Star Ventures Limited, pursuant to which the Company provided a loan of $2,000,000 with a term of one year and an annual interest rate of 5%. On December 14, 2024, the Company entered into a supplementary agreement to extend the maturity date of the loan by an additional 12 months. On December 14, 2025, the Company and Honor Star Ventures Limited executed a further supplementary agreement to extend the maturity of the loan for an additional 12 months. Interest on the loan accrues at an annual rate of 5% and has been paid and collected on schedule prior to each maturity extension. As of December 31, 2025, the outstanding principal balance of the loan remained $2,000,000.

On September 16, 2025, the Company also entered into a loan agreement with Global Innovation Wisdom Consultant, Inc., pursuant to which the Company provided a loan of $250,000 with a term of one year. The loan is interest-free for the first three months and thereafter bears interest at a simple annual rate of 5%.

In accordance with the Company’s allowance for expected credit losses policy under the Current Expected Credit Loss (“CECL”) model, the Company evaluates the collectability of loan receivables and other receivables on a periodic basis considering the financial condition of the counterparties, historical repayment experience, and other relevant factors. Based on this assessment, the Company recorded an allowance for expected credit losses of $45,000 related to other receivables from non-related parties as of December 31, 2025. The allowance reflects management’s estimate of lifetime expected credit losses associated with these receivables. No allowance for credit losses was recorded for loan receivables from non-related parties as management believes the credit risk associated with these balances is minimal.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Reclassification related to discontinued operations

During the year ended December 31, 2025, the Company made a strategic decision to discontinue its Filecoin mining business and classified the related operations as discontinued operations. As a result, certain balances previously included within prepaid expenses and other current assets, including prepaid expenses, other receivables, and other current assets that are directly attributable to the discontinued Filecoin mining business, have been reclassified and presented as current assets of discontinued operations in the consolidated balance sheets.

Prior period amounts have been reclassified to conform to the current period presentation.

11. PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.

Property and equipment, net consist of the following:

	December 31,	December 31,
	2025	2024
	US$	US$
Machinery and equipment (i)	—	—
Electronics and office equipment	13,641	13,641
Total property and equipment	13,641	13,641

Less: Accumulated depreciation	6,634	4,042
Less: Provision for impairment (ii)	—	—
Property and equipment, net	7,007	9,599

As of December 31, 2025, the Company’s property and equipment primarily consisted of electronics and office equipment with a net carrying amount of $7,007, compared with $9,599 as of December 31, 2024.

In December 2025, the Company’s Board of Directors approved a strategic decision to discontinue its distributed storage and computing services business, which consisted entirely of Filecoin (“FIL”) mining operations. In connection with this decision, substantially all mining machinery and related equipment used in the Filecoin mining business were disposed of pursuant to a comprehensive agreement entered into on December 12, 2025.

As a result of the Company’s decision to discontinue the Filecoin mining business, the mining machinery and related equipment previously used in those operations were classified as assets associated with discontinued operations. Accordingly, the carrying amounts of such assets were reclassified from property and equipment to non-current assets of discontinued operations in the consolidated balance sheets prior to their disposal.

Comparative balances as of December 31, 2024 have also been reclassified to conform to the current period presentation. As a result, the mining machinery and equipment previously included in property and equipment as of December 31, 2024 have been reclassified and presented as non-current assets of discontinued operations. Refer to Note 5 – Discontinued Operations for further details.

Following the completion of the disposal transaction in December 2025, the Company no longer held any Filecoin mining machinery or related equipment as of December 31, 2025.

Prior to disposal, the mining equipment had been evaluated for impairment as indicators of impairment existed following the Company’s decision to discontinue the Filecoin mining business. Any remaining carrying amount of the mining equipment was derecognized upon disposal, and any resulting gain or loss was included in loss from discontinued operations in the consolidated statements of operations.

The disposal and reclassification of the mining equipment did not affect the Company’s continuing operations, as the Filecoin mining business has been presented as discontinued operations in accordance with ASC 205-20.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

12. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	December 31, 2025	December 31, 2024
	US$	US$
Acquired broker-dealer license deemed to have an indefinite life	120,000	120,000
The right to recover the digital assets	—	—
Total intangible assets, net	$120,000	$120,000

Acquired broker-dealer license deemed to have an indefinite life

On May 3, 2023, our US subsidiarity Chaince Securities, Inc., entered into a Purchase and Sale Agreement for the acquisition of a fully licensed broker-dealer (the “broker dealer”), for a $120,000 total price consideration. On November 18, 2024, Chaince Securities, Inc. received approval from the Financial Industry Regulatory Authority (“FINRA”) for the change in ownership of the broker dealer. On December 6, 2024, Chaince Securities, Inc. acquired all the rights and benefits associated with the broker-dealer from the seller. Given the absence of other distinguishable assets and liabilities, the consideration of $120,000 for our acquisition of the broker dealer is solely determined by the fair market value of the broker-dealer license. Given the premise of continuous operation, the broker-dealer license is not subject to a limit on its operating period. Therefore, we classify it as an intangible asset with indefinite useful life.

Our acquired broker-dealer license is measured at cost minus impairment loss. We estimated the fair values of the acquired broker dealer license, and no impairment loss was recognized for the year ended December 31, 2025.

The right to recover the digital assets

On February16, 2022, the former acting Chief Financial Officer Wei Zhu, who was also the Company’s former Co-Chief Executive Officer, and a former member and Co-Chairperson of the Board, was taken away from the Company’s office in Shenzhen, China for personal reasons to cooperate with the investigation from Sheyang County Public Security Bureau, Yancheng City, Jiangsu Province, People’s Republic of China. At the same time, Sheyang County Public Security Bureau forcibly removed the safe belonging to the Company that stored the digital asset hardware cold wallet, and forcibly destroyed the safe and seized the crypto asset hardware cold wallet and all digital assets stored in it, and we verified that 95.23843 Bitcoins and 2005537.5 USD Coins with a book value as of December 31, 2022 of $3,469,762 stored in the out-of-control wallet had been transferred to another unknown wallet.

The deposit status of the Bitcoins and USD Coins that are outside of the Company’s control on December 31, 2025 are as follows:

		The portion that was still stored in the hardware cold as of December 31, 2025	The portion that that are forwarded to unknown addresses as of December 31, 2025
Digital assets	Quantities	Quantities	Quantities

Bitcoins	125.85847	30.62004	95.23843
USD Coins	2,005,537.50	—	2,005,537.50

Although we are still trying to restore the company’s control over these out-of-control assets through a series of legal means, we cannot estimate whether positive results will be achieved and how long the time required. In order to eliminate the uncertainty caused by this incident to the Company’s consolidated financial statements, we had made impairment provisions for all these out-of-control digital assets in our consolidated financial statements as of December 31, 2023. As of December 31, 2024 and 2025, the consolidated financial statements presented a net zero balance for the out-of-control digital assets.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

13. OTHER LONG-TERM INVESTMENTS

Other long-term investments consist of the following:

	December 31,	December 31,
	2025	2024
	US$	US$
Equity assets received for providing consultation services	122,600	—
Total other long-term investments	122,600	—

On August 23, 2022, the Company entered into a consulting agreement (the “Agreement”) with a Chinese media company, pursuant to which the Company agreed to provide business consulting services to assist the client in establishing its operating entity in the United States and developing its financing strategy. The Agreement also provides for equity-based consideration contingent upon the achievement of certain agreed-upon milestones.

As consideration for the consulting services, the Company received 200,000 shares of the client’s equity interests. The equity securities received represent non-cash consideration under the consulting arrangement. The Company measured the fair value of the equity securities at the time they were received based on the client company’s net asset value per share multiplied by the number of shares received, which management determined to be the most reliable measure of fair value given the absence of an observable active market for the shares. The fair value of the equity securities recognized by the Company amounted to $122,600 as of December 31, 2025.

Because the performance conditions specified in the Agreement had not yet been satisfied as of December 31, 2025, the Company has not yet recognized the related consulting revenue. Accordingly, the equity securities received have been recorded as other long-term investments, with a corresponding contract liability (deferred revenue) recognized in the consolidated balance sheets. Upon the satisfaction of the agreed performance conditions, the Company will recognize the related consulting revenue in accordance with ASC 606, Revenue from Contracts with Customers.

14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2025	2024
	US$	US$
Accrued payroll and welfare	11,007	23,177
Accounts payable	55,148	—
Advance from customers	25,000	83,450
Payables for professional fees	527,955	245,907
Other taxes payable	—	2,165
Income taxes payable	5,906	—
Other operating and management expenses	172,925	53,439
Total accrued expenses and other current liabilities	797,941	408,138

In connection with the Company’s strategic decision in December 2025 to discontinue its Filecoin mining business, certain liabilities that were directly attributable to the discontinued operations have been reclassified and presented separately as current liabilities of discontinued operations in the consolidated balance sheets. Accordingly, amounts presented above include only liabilities related to the Company’s continuing operations. Refer to Note 5 – Discontinued Operations for additional information regarding the liabilities associated with the discontinued Filecoin mining business.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

15. LEASES

As of December 31, 2025, the Company had operating leases for its New York and Shenzhen offices. The remaining lease terms range from 0.5 to 3.07 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2025, the weighted average remaining lease term was 2.51 years and the weighted average discount rate was 5%.

The following table presents the operating lease related assets and liabilities recorded on the Group’s consolidated balance sheet.

	December 31, 2025	December 31, 2024
	US$	US$
Right-of-use assets	989,530	238,330
Impairment of right-of-use assets	—	—
Right-of-use assets, net	989,530	238,330

Operating lease liabilities - current	270,497	282,279
Operating lease liabilities – non-current	780,603	—
Total operating lease liabilities	1,051,100	282,279

The following table presents the components of the Company’s office lease expense in the year ended December 31, 2024 and 2025, which are included in general and administrative expenses on the consolidated statements of operations:

	For the year ended December 31,
	2025	2024
	US$	US$
Operating lease cost	338,040	341,535
Variable lease cost	—	—
Operating lease expense	338,040	341,535
Short-term lease rent expense	83,708	38,236
Total lease expense	421,748	379,771

The following table summarizes the maturity of operating lease liabilities as of December 31, 2025:

US$
2026	318,240
2027	390,640
2028	400,405
2029	33,435
Total	1,142,720
Less: imputed interest	(91,620)
Present value of lease liabilities	1,051,100

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

16. INCOME TAXES

Loss before income taxes

The components of loss before income taxes from continuing operations were as follows:

	For the year ended December 31,
	2025	2024
	US$	US$
Domestic loss before income taxes	(1,082,512)	(78,453)
Foreign loss before income taxes	(1,292,687)	(1,502,937)
Total loss before income taxes	(2,375,199)	(1,581,390)

Provision for income taxes

The provision for income taxes from continuing operations was comprised of the following:

	For the year ended December 31,
	2025	2024
	US$	US$
Current:
Federal	—	—
State	—	—
Foreign	—	—
Total current income taxes	—	—

Deferred:
Federal	(55,579)	4,139
State	(26,669)	—
Foreign	—	332,846
Total deferred income taxes	(82,248)	336,985

Total income tax (benefit)/provision	(82,248)	336,985

Deferred tax assets and liabilities

The significant components of deferred income tax assets and liabilities from continuing operations were as follows:

	For the year ended December 31,
	2025	2024
	US$	US$
Deferred tax assets:
Net operating losses carry forwards	206,416	124,609
Provision for doubtful accounts	441	—
Unrealized loss on short-term investments, net of tax effect	26,180	—
Impairment of intangible assets	238,821	238,821
Gross deferred tax assets	471,858	363,430
Less: valuation allowance	(359,026)	(332,846)
Net deferred tax assets	112,832	30,584

Deferred tax liabilities:
Temporary difference of intangible asset	25,200	25,200
Gross deferred tax liabilities	25,200	25,200
Net deferred tax liabilities	25,200	25,200

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The Company evaluates the realizability of its deferred tax assets on a jurisdiction-by-jurisdiction basis. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including historical operating results, cumulative losses in recent years, projections of future taxable income, the reversal of existing taxable temporary differences, and feasible tax planning strategies.

Based on this assessment, management determined that it is more likely than not that a significant portion of the Company’s deferred tax assets will not be realized, primarily due to cumulative losses incurred in certain jurisdictions and the absence of sufficient objectively verifiable positive evidence to support future taxable income. Accordingly, the Company recorded a valuation allowance of $359,026 and $332,846 as of December 31, 2025 and 2024, respectively.

Deferred tax assets are recognized for deductible temporary differences and net operating loss carryforwards. Certain temporary differences, including unrealized losses on short-term investments, give rise to deferred tax assets; however, due to the Company’s valuation allowance position, no corresponding tax benefit has been recognized in the current period.

Effective income tax rate reconciliation

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate from continuing operations was as follows:

	For the year ended December 31,
	2025	2024
	US$	US$
US federal statutory tax rate	21.0%	21%
Effect of foreign tax rate differential	-23.3%	-18.2%
State income taxes, net of federal benefit	1.0%	—
Non-taxable gain from liquidation of PRC subsidiary	18.5%	—
Current year losses with no deferred tax benefit recognized	-13.0%	-1.4%
Deferred tax benefit related to prior-year losses	0.4%	—
Temporary difference between book and tax basis of intangible assets	—	-1.6%
Tax effect of temporary differences subject to valuation allowance	-1.1%	-21.0%
Effective income tax rate	3.5%	-21.3%

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the actual income tax provision (benefit) from continuing operations was as follows:

	For the year ended December 31,
	2025	2024
	US$	US$
US federal statutory tax rate	(498,792)	(332,092)
Effect of foreign tax rate differential	552,612	288,374
State income taxes, net of federal benefit	(23,363)	—
Non-taxable gain from liquidation of PRC subsidiary	(438,990)	—
Current year losses with no deferred tax benefit recognized	309,690	22,657
Deferred tax benefit related to prior-year losses	(9,585)	—
Temporary difference between book and tax basis of intangible assets	—	25,200
Tax effect of deferred tax assets not recognized due to valuation allowance	26,180	332,846
Income tax provision (benefit)	(82,248)	336,985

Valuation allowance

The Company evaluates the realizability of its deferred tax assets on a jurisdiction-by-jurisdiction basis. In assessing the need for a valuation allowance, management considers both positive and negative evidence, including historical operating results, projections of future taxable income, the reversal of existing taxable temporary differences, and tax planning strategies. Based on this assessment, management determined that it is more likely than not that a significant portion of the deferred tax assets will not be realized, primarily due to cumulative losses incurred in certain jurisdictions and limited sources of future taxable income. Accordingly, the Company recorded a valuation allowance of $359,026 and $332,846 as of December 31, 2025 and 2024, respectively. The valuation allowance relates primarily to net operating loss carryforwards and certain temporary differences, including unrealized losses on investments, for which realization is uncertain.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Discontinued operations

In December 2025, the Company decided to discontinue its Filecoin mining business, which has been presented as discontinued operations. The Company did not recognize any income tax benefit related to discontinued operations, as the losses generated by the discontinued operations are fully offset by valuation allowances. Accordingly, no income tax expense or benefit was recorded for discontinued operations for the years ended December 31, 2025 and 2024. Refer to Note 5 – Discontinued Operations for additional information.

17. SHAREHOLDERS’ EQUITY

On April 8, 2015, the Company completed its IPO on NASDAQ by offering 4,000,000 ADSs, representing 72 million ordinary shares at price of $10 per ADS. On April 27, 2015, the Company issued an additional 220,000 ADSs, representing 3.96 million ordinary shares to the underwriter for exercising the overallotment option at price of $10 per ADS. The total proceeds from issuance of ordinary shares upon IPO are $37,294,600, after deducting the IPO related cost of $3,000,000.

Upon the completion of the IPO, all of the Company’s then outstanding Series A-1, Series A-2 and Series B preferred shares were automatically converted into 12,202,988, 122,029,877 and 30,507,471 ordinary shares respectively, and immediately after the completion of the IPO, the indebtedness owed to Mr. Maodong Xu (“Mr. Xu”), one of the Company’s shareholders, amounting to $69.4 million was converted into 124,835,802 ordinary shares.

On June 8, 2015, the Company issued 741,422,780 ordinary shares to the Company’s original shareholders for the acquisition of the Company. In addition, the Company initially agreed to issue 72,000,000 ordinary shares of the Company to Mr. Xu at a purchase price of $0.5556 per share, for a total purchase price of $40,000,000. On September 7, 2015, the Company and Mr. Xu reduced the number of shares to be purchased through a supplemental agreement resulting in a final subscription amount of $15,000,000 for 27,000,000 shares. On the same date, the Company issued an additional 27,000,000 ordinary shares to Mr. Xu in relation to his additional subscription.

On September 27, 2015, the Company issued and transferred 38,363,112 ordinary shares to its depositary bank representing 2,131,284 ADSs, to be issued to employees and former employees upon the exercise of their vested share options and the registration of their vested RSUs.

On July 31, 2018, the Company decided to change the ADS-to-Share ratio from the ratio of one (1) ADS to eighteen (18) Shares to a new ratio of one (1) ADS to one hundred eighty (180) Shares.

On May 21, 2019, the Company issued 632,660,858 ordinary shares to Unicorn’s original shareholders for the acquisition of Unicorn.

On May 3, 2020, the Company issued 761,789,601 ordinary shares to NBpay’s original shareholders for the acquisition of NBpay.

On May 20, 2020, the Company issued 90,000,000 ordinary shares to an investor through private placement for $300,000.

On August 13, 2020, the Company issued and transferred 36,000,000 ordinary shares to its depositary bank representing 1,000,000 ADSs, to be issued to employees and former employees upon the exercise of their vested share options and the registration of their vested RSUs.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

On January 27, 2021 and March 3, 2021, the Company totally issued 210,000,000 ordinary shares to an investor for the private investment in public equity of $700,000.

On March 1, 2021, the Company issued and transferred 394,200,000 ordinary shares to its depositary bank representing 1,095,000 ADSs, to be issued to employees and former employees upon the exercise of their vested share options and the registration of their vested RSUs.

On September 8, 2021, the Company issued 571,428,570 ordinary shares to three investors for the private investment in public equity of 105.2385 Bitcoins with a market value of $5 million.

On September 27, 2021, the Company issued and transferred 399,999,960 ordinary shares to its depositary bank representing 1,111,111 ADSs, to be issued to employees and former employees upon the exercise of their vested share options and the registration of their vested RSUs.

On October 19, 2021, the Company issued 571,428,570 ordinary shares to three investors for the private investment in public equity of 5,000,000 USD Coins with a market value of approximately $5 million.

On November 21, 2022, the Company issued 2,423,076,922 ordinary shares to three investors for the private investment in public equity (the “PIPE”) of $3.15 million, and issued 108,000,000 ordinary shares to pay the financing service fee of the PIPE.

On December 20, 2022, the Company issued 3,676,470,589 ordinary shares to two investors for the private investment in public equity (the “PIPE”) of $5 million.

On December 15, 2022, the Company entered into an asset purchase agreement with Huangtong International Co., Ltd., providing for the acquisition and purchase of Web3 decentralized storage infrastructure, including cryptocurrency mining servers, cables, and other electronic devices, for an aggregate consideration of USD$5,980,000, payable in the Company’s 2,718,181,818 ordinary shares. The Company issued the 2,718,181,818 ordinary shares on December 23, 2022.

On December 23, 2022, the Company entered into a Securities Purchase Agreement in connection with a private investment in public equity (the “PIPE”) financing with an accredited non-U.S. investor to offer and sell the Company’s units, each consisting of one ordinary share and three warrants for total gross proceeds of USD$5 million. The Company issued the 4,545,454,546 ordinary shares to the investor upon receiving the $5 million from the investor on January 10, 2023.

On December 29, 2022, the Company’s Board of Directors approved to proceed with: 1) the share consolidation and simultaneous change of the ADR ratio; 2) the transfer of the register of members of the Company; and 3) the termination of the deposit agreement. The Board approved the proposal on the share consolidation to the authorized share capital (the “Share Consolidation”) at a ratio of four hundred (400)-for-one (1) with the par value of each ordinary share changed to US$0.004 per ordinary share. Further, as approved by the Board, the Company will effect a simultaneous change of the American Depositary Receipts (“ADRs”) to ordinary share ratio from 1-to-360 to 1-to-1 (the “ADR Ratio Change”). The Board approved to terminate the Deposit Agreement, as amended (the “Deposit Agreement”) effective on February 28, 2023, by and among the Company, Citibank, N.A., and the holders and beneficial owners of American Depositary Shares outstanding under the terms of the Deposit Agreement dated as of April 13, 2015 and as amended.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

On February 28, 2023, when the Share Consolidation was effective, the Company’s outstanding ordinary shares changed from 18,614,900,104 shares with a par value of $0.00001 per share to 46,538,116 shares with a par value of $0.004 per share. We have revised the number of ordinary shares amounts in the revised consolidated statements of Changes in Shareholders’ Equity for the year ended December 31, 2022 and 2021, to retroactively present our 1-for-400 share consolidation in February 2023 back to the earliest period presented as stipulated in SAB 4C.

On September 8, 2023, the Company totally issued 30,000 ordinary shares to two former independent directors as compensation for their previous services, and one legal advisor as advisory fees.

On November 30, 2023, the Company priced a private investment in public equity (“PIPE”) offering, through which it sold an aggregate of 14,251,781 units of its securities, each consisting of one (1) ordinary share and three (3) warrants, to one non-U.S. institutional investor at an offering price of $0.421 per unit, for the gross proceeds of $6 million, prior to the deduction of fees and offering expenses payable by the Company. The warrants are exercisable to purchase up to a total of 42,755,344 ordinary shares, for a period of three years commencing from November 30, 2023, at an exercise price of US$1.00 per ordinary share. The Company intends to utilize the net proceeds derived from the PIPE for general working capital purposes, enhancing its human capital and business development. The PIPE financing proceeds were received on December 4, 2023.

In August 2024, the Company issued 10,000 ordinary shares to a former independent director as compensation for his previous services.

On December 19, 2024, the Company entered into a Securities Purchase Agreement with a non-U.S. investor (the “Purchaser”) for a private placement offering, providing the sale and issuance of 1,470,000 ordinary shares of the Company, par value $0.004 per share, for a total purchase price of US$10,010,700 at $6.81 per share (the “Offering”). The Offering was closed on December 26, 2024. Upon closing, the Company issued a total of 1,470,000 Ordinary Shares to the Purchaser following receipt of a total purchase price of US$10,010,700.

On January 9, 2025, the Company entered into a Securities Purchase Agreement with a non-U.S. investor for a private placement offering, providing the sale and issuance of 1,370,000 ordinary shares of the Company, par value $0.004 per share, for a total purchase price of $8,041,900 at $5.87 per share (the “Offering”). The Offering had been closed on January 16, 2025. Upon closing, the Company issued a total of 1,370,000 Ordinary Shares to the Purchaser following receipt of a total purchase price of $8,041,900.

On August 14, 2025, the Company entered into Securities Purchase Agreements with three investors for a private placement offering, providing for the sale and issuance of 5,357,144 ordinary shares of the Company, par value $0.004 per share, for a total purchase price of approximately $6 million at $1.12 per share (the “Offering”). The Offering was closed on August 19, 2025.

On August 26, 2025, within the “First Election Period” as outlined in the Securities Purchase Agreement signed between the Company and the investor (the “Investor”) of the Unsecured Convertible Promissory Note issued by the Company, the Investor informed the Company that they intend to convert the note into the Company’s ordinary shares. The number of conversion shares equals the amount of the principal amount being converted (the “Conversion Amount”) divided by the Conversion Price. The Conversion Amount is $3,500,000, and the Conversion Price will be determined by taking 90% of the closing price of the Company’s ordinary shares on August 26, 2025, which was $4.662, which means the number of conversion shares of the principal will be 750,751 shares. On September 2, the Company issued the 750,751 shares to the Investor.

In November 2025, the Company agreed to convert the accumulated unpaid interest on the Unsecured Convertible Promissory Note, amounting to $102,602.74, into the Company’s ordinary shares at the same conversion price as the principal, which is $4.662 per share. The number of conversion shares of the interest will be 22,008 shares. On November 14, the Company issued the 22,008 shares to the Investor.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

On December 15, the Company completed a private placement with an institutional investor for gross proceeds of approximately US$6.14 million. Under the terms of the Securities Purchase Agreement, the investor purchased an aggregate of 1,000,000 ordinary shares of the Company at a per share purchase price equal to the closing price of Chaince’s ordinary shares on the Nasdaq Stock Market on December 5, 2025 ($6.14), for total gross proceeds of US$6.14 million before deducting fees and expenses.

In 2025, the Company granted ordinary shares to its Chief Strategy Officer, Wilfred Zhongkei Daye, as part of his compensation arrangement. Under the terms of the agreement, the Company issued ordinary shares on a monthly basis in consideration for executive services provided during the year. Each monthly issuance represents a separate grant and is accounted for based on the fair value of the Company’s ordinary shares on the respective grant dates. As of December 31, 2025, the Company had issued 83,330 ordinary shares to him.

During the year ended December 31, 2025, the Company totally issued 2,000,000 restricted ordinary shares to certain non-employee service providers, including consulting and technical service providers, as consideration for advisory and technology-related services. These share-based payments were accounted for in accordance with ASC 718, with compensation expense measured at the fair value of the Company’s ordinary shares on the respective grant dates.

As of December 31, 2025, the total outstanding ordinary shares after the share consolidation is 72,883,130 shares.

18. SHARE BASED COMPENSATION

The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Share-based compensation cost is measured at the grant-date fair value of the equity awards and is recognized as compensation expense over the requisite service period, which is generally the vesting period of the awards. The Company classifies share-based compensation expense based on the nature of the services received and presents such expense within cost of revenue, general and administrative expenses, or other operating expense categories, as applicable.

2025 Equity Incentive Plan

On March 18, 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which was approved by the Company’s Board of Directors and administered by the Compensation Committee. The purpose of the 2025 Plan is to promote the success of the Company and increase shareholder value by providing equity-based incentives to attract, retain and motivate employees, directors, officers, consultants and other eligible service providers.

Under the 2025 Plan, the Company is authorized to issue up to 6,300,000 ordinary shares in the form of equity-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other share-based or cash-settled awards. Awards may vest based on service conditions, performance conditions, or a combination thereof, as determined by the Compensation Committee at the time of grant. The fair value of ordinary shares is generally determined based on the closing market price on the grant date.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Share-Based Compensation to Executive Officers

During the year ended December 31, 2025, the Company granted equity awards to its Chief Strategy Officer (“CSO”) under the 2025 Plan as part of his compensation arrangement. The CSO’s equity compensation is structured as monthly equity grants, with each grant measured at fair value on its respective grant date and recognized as compensation expense over the related service period. Share-based compensation expense related to the CSO is included in general and administrative expenses.

Employee Equity Incentive Awards

During the year ended December 31, 2025, the Company granted restricted ordinary shares to certain employees under the 2025 Plan. Although certain awards were legally issued during 2025, such shares are subject to service-based vesting conditions and transfer restrictions, including minimum holding periods under Rule 144 of the Securities Act of 1933, as amended.

For employee awards granted in 2025 for which the first tranche of shares is scheduled to vest or be released in February 2026, the Company recognized share-based compensation expense in 2025 based on the grant-date fair value of the awards and the portion of the requisite service period completed as of December 31, 2025. Unvested awards are subject to forfeiture if the employee fails to satisfy the applicable service conditions.

The table below presents the share-based payment expenses under the 2025 Share Incentive Plan for the year ended December 31, 2025:

For the year ended December 31, 2025
2025 Equity Incentive Plan	US$
Cost of revenues	25,630
General and administrative expenses	786,205
Total share-based compensation expense	811,835

For the year ended December 31, 2025
2025 Equity Incentive Plan	Shares
Outstanding on January 1, 2025	—
Grant	117,663
Vested / released	(91,663)
Forfeited / cancelled	—
Outstanding on December 31, 2025	26,000

As of December 31, 2025, the outstanding awards included 10,000 restricted share units that had vested upon the departure of a former director and Chief Operating Officer but had not yet been issued as of the reporting date.

Weighted-Average Grant-Date Fair Value of Employee Awards

The weighted-average grant-date fair value of equity awards granted to employees under the 2025 Equity Incentive Plan during the year ended December 31, 2025 was $7.63 per share.

Unrecognized Compensation Cost – Employee Awards

As of December 31, 2025, the Company had unrecognized share-based compensation cost related to unvested employee equity awards granted under the 2025 Equity Incentive Plan. This cost is expected to be recognized over the remaining weighted-average service period of the awards, generally within the next one to three years.

Shares Available for Future Grant under the 2025 Plan

As of December 31, 2025, 6,182,337 ordinary shares remained available for future issuance under the 2025 Equity Incentive Plan.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Non-Employee Share-Based Compensation

The Company also granted restricted ordinary shares during 2025 to certain non-employee service providers, including Palantir Innovation Technologies Corporation and Power Tech Digital Trading Co., Ltd., in exchange for technology advisory and consulting services. These awards were granted pursuant to written service agreements and approved by the Board of Directors or the Compensation Committee.

Non-employee share-based compensation is measured at the grant-date fair value of the equity instruments issued and recognized as expense over the period during which the related services are rendered, consistent with ASC 718. Share-based compensation expense related to non-employee services is classified within operating expenses based on the nature of the services received.

The table below presents the non-employee share-based payment expenses for the year ended December 31, 2025:

For the year ended December 31, 2025
Non-Employee Share-Based Compensation	US$
Cost of revenues	147,321
General and administrative expenses	294,642
Research and development expenses	147,321
Total non-employee share-based compensation expense	589,284

For the year ended December 31, 2025
Non-Employee Share-Based Compensation	Shares
Outstanding on January 1, 2025	—
Shares issued for consulting and technology services	2,000,000
Outstanding on December 31, 2025	2,000,000

During the year ended December 31, 2025, the Company issued an aggregate of 2,000,000 ordinary shares to certain non-employee service providers in exchange for consulting and technology-related services. The shares were legally issued in December 2025 and are included in the Company’s issued and outstanding share capital. The shares are subject to transfer restrictions under Rule 144 of the Securities Act of 1933.

The shares were issued as consideration for services to be provided over a future service period. Accordingly, the Company recognizes the related share-based compensation expense over the service period in accordance with ASC 718.

The weighted-average shares outstanding used in the basic earnings per share calculation include the 2,000,000 shares issued to non-employee service providers in December 2025.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

19. RELATED PARTY BALANCES AND TRANSACTIONS

Nature of the relationships with related parties:

Name	Relationship with the Company
Zhiyou Wang	Former director of the Company’s affiliated companies, former shareholder of the Company
Radiance Holding (HK) Limited	Former shareholder of the Company
Ying Wang	Associated with Zhiyou Wang

Net Amount due to the related party

	As of December 31, 2025	As of December 31, 2024
	US$	US$
Zhiyou Wang	—	236,575
Radiance Holding (HK) Limited	—	273,000
Ying Wang	—	400,000

Activity in amounts due to related parties for the year ended December 31, 2025 was as follows:

	Balance at January 1, 2025	Fair value changes / Foreign currency translation differences	Debt waiver	Balance at December 31, 2025
	US$	US$	US$	US$
Zhiyou Wang	236,575	3,680	(240,255)	—
Radiance Holding (HK) Limited	273,000	360,600	(633,600)	—
Ying Wang	400,000	—	(400,000)	—

Activity in amounts due to related parties includes the effects of foreign currency translation for RMB-denominated balances and fair value remeasurement for obligations settled in the Company’s ordinary shares.

During the year ended December 31, 2025, the Company entered into waiver arrangements with certain related parties, pursuant to which previously outstanding obligations were irrevocably waived.

Zhiyou Wang, a former director of the Company’s affiliated companies and a former shareholder of the Company, had previously provided loans to the Company’s PRC subsidiary to support temporary working capital needs. The underlying balance represented RMB-denominated borrowings, and accordingly the U.S. dollar carrying amount was affected by foreign currency translation adjustments during 2025. As of January 1, 2025, the balance due to Zhiyou Wang was $236,575. During 2025, the Company recorded foreign currency translation differences of negative $3,680, and Mr. Wang irrevocably waived the remaining balance of $240,255. Following the execution of the waiver arrangement, the related payable balance was fully derecognized as of December 31, 2025.

Radiance Holding (HK) Limited, a former shareholder of the Company, had previously delivered 100,000 ADS (equivalent to 90,000 common shares) on behalf of the Company to an investment bank. As of January 1, 2025, the related obligation was recorded at $273,000. Because the obligation was to deliver the Company’s ordinary shares, the carrying amount was remeasured during 2025 based on changes in the Company’s share price, resulting in an increase of $360,600. During 2025, Radiance Holding (HK) Limited entered into a waiver agreement with the Company, pursuant to which it irrevocably waived all rights to receive such 90,000 common shares and confirmed that no further claims remained against the Company. As a result, the Company derecognized the full related obligation of $633,600 during the year ended December 31, 2025.

Ying Wang, who is associated with Zhiyou Wang, had previously extended loans to the Company to support working capital requirements. As of January 1, 2025, the balance due to Ying Wang was $400,000. During 2025, Ms. Wang entered into a debt waiver agreement with the Company, pursuant to which she irrevocably waived the full outstanding balance. Following the execution of the waiver arrangement, the Company derecognized the related payable balance in full as of December 31, 2025.

The waivers described above were entered into in light of historical events that resulted in significant losses to the Company and were intended to fully and finally settle the related party obligations. The Company did not provide any consideration in exchange for such waivers. Accordingly, the derecognition of the related party obligations was recorded as a gain on debt forgiveness within other income in the consolidated statements of operations for the year ended December 31, 2025.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

20. NET LOSS PER ORDINARY SHARE

Basic net loss per ordinary share is computed by dividing net loss attributable to holders of ordinary shares of the Company by the weighted-average number of ordinary shares outstanding during the period. Diluted net loss per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. For the years ended December 31, 2025 and 2024, diluted net loss per ordinary share is the same as basic net loss per ordinary share because the inclusion of potential ordinary shares would be anti-dilutive. For the years ended December 31, 2025 and 2024, the weighted-average number of ordinary shares used in the calculation of both basic and diluted net loss per share was 66,043,724 and 60,852,028, respectively. Net loss per ordinary share is presented for continuing operations, discontinued operations, and on a combined basis. Net loss from continuing operations and discontinued operations are allocated to ordinary shareholders in determining net loss per ordinary share.

During the year ended December 31, 2025, the Company issued 2,000,000 ordinary shares to certain non-employee service providers on December 31, 2025 in exchange for consulting and technology services to be rendered over a three-year service period commencing July 23, 2025. Although the shares were legally issued and outstanding as of the issuance date, the arrangement contains a substantive service condition. Accordingly, such shares are treated as nonvested share-based compensation for purposes of earnings per share in accordance with ASC 260 and ASC 718. The Company recognizes that portion of the shares attributable to services rendered through the reporting date as vested. For the year ended December 31, 2025, approximately 14.7% of such shares, or 294,000 shares, were considered vested based on the proportion of the service period completed. Only the vested portion of such shares is included in the computation of weighted-average ordinary shares outstanding for basic earnings per share, and such shares are weighted based on the period outstanding. The ordinary shares issued to non-employee service providers are subject to transfer restrictions under Rule 144 of the Securities Act of 1933; however, such restrictions do not affect their classification for purposes of earnings per share calculation.

The computation of net loss per ordinary share and weighted-average ordinary shares outstanding is presented for the years ended December 31, 2025 and 2024 as follows:

	For the year ended December 31,
	2025	2024
	US$	US$
Numerator:
Net loss attributable to holders of ordinary shares of CHAINCE DIGTAL HOLDINGS INC.	(5,097,831)	(4,534,397)
Continuing operations	(2,292,951)	(1,918,375)
Discontinued operations	(2,804,880)	(2,616,022)

Denominator:
Weighted average shares used in calculating basic net loss per ordinary share	66,043,724	60,852,028
Weighted average shares used in calculating diluted net loss per ordinary share	66,043,724	60,852,028

Net Loss per ordinary share
Basic	(0.08)	(0.07)
Diluted	(0.08)	(0.07)
Net Loss per ordinary share from continuing operation
Basic	(0.03)	(0.03)
Diluted	(0.03)	(0.03)
Net Loss per ordinary share from discontinued operation
Basic	(0.04)	(0.04)
Diluted	(0.04)	(0.04)

21. COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases certain office premises under non-cancellable leases. Rental expenses under operating leases for the year ended December 31, 2025 is $338,040.

The future aggregate minimum lease payments under non-cancellable operating lease agreements were as follows:

Future Periods	US$
For the year ending December 31, 2026	318,240
For the year ending December 31, 2027	390,640
For the year ending December 31, 2028	400,405
For the year ending December 31, 2029	33,435
Total	1,142,720

22. SUBSEQUENT EVENTS

On February 25, 2026, the Company entered into a Securities Purchase Agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell an aggregate of 6,500,000 ordinary shares of the Company par value $0.004 per share, at a purchase price of $0.774 per ordinary share, for a total purchase price of $5,031,000, in reliance upon the exemption provided by Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. The offering was closed on March 17, 2026.

