Form 10-Q
period 2026-03-31
Chaince Digital Holdings Inc.
filed 2026-05-14
CIK 1527762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-36896

CHAINCE DIGITAL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	57-1150621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 Avenue of the Americas, Floor 41	10020
New York, NY	(Zip Code)
(Address of principal executive offices)

(949) 678-9653

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary Shares, par value US$0.004 per share	CD	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of ordinary shares of the registrant outstanding as of May 11, 2026 was 79,443,800.

CHAINCE DIGITAL HOLDINGS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about us and our industry. In some cases, these forward-looking statements can be identified by words or phrases such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “going forward,” “intend,” “ought to,” “plan,” “project,” “potential,” “seek,” “may,” “might,” “can,” “could,” “will,” “would,” “shall,” “should,” “is likely to” and the negative form of these words and other similar expressions. The forward-looking statements included in this Quarterly Report relate to, among others:

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

These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations could later be found to be incorrect. Our actual results could be materially different from our expectations. You should thoroughly read this Quarterly Report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Foreign Private Issuer Status

The Company currently qualifies as a “foreign private issuer” under Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Beginning with its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the Company has voluntarily elected to file periodic and current reports with the Securities and Exchange Commission (the “SEC”) using domestic issuer forms, including Forms 10-K, 10-Q and 8-K, in lieu of forms customarily used by foreign private issuers, including Forms 20-F and 6-K.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except for number of shares and per share data)

	Note	March 31, 2026	December 31, 2025
ASSETS:
Current assets:
Cash and cash equivalents	6	36,718,776	33,820,069
Clearing deposit		105,134	132,536
Short-term investments	7	3,182,618	2,243,567
Stablecoins	8	2,893,518	2,904,894
Digital assets	9	843,968	1,122,628
Accounts receivable		166,303	300,076
Interest receivable		100,062	38,056
Prepaid expenses and other current assets, net	10	2,229,135	2,251,298
Current assets of discontinued operations	5	2,043,371	2,366,332
Total current assets		$48,282,885	$45,179,456

Non-current assets:
Operating right-of-use assets, net	12	909,298	989,530
Property and equipment, net		17,695	7,007
Intangible assets, net		120,000	120,000
Deferred tax assets	13	145,541	112,832
Security deposit		63,648	63,648
Other long-term investments		122,600	122,600
Total non-current assets		$1,378,782	$1,415,617

TOTAL ASSETS		$49,661,667	$46,595,073

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Deferred revenue		950,269	230,653
Accrued expenses and other current liabilities	11	411,425	797,941
Operating lease liabilities	12	339,534	270,497
Current liabilities of discontinued operations	5	277,899	457,985
Total current liabilities		$1,979,127	$1,757,076

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	Note	March 31, 2026	December 31, 2025

LIABILITIES AND SHAREHOLDERS’ EQUITY (CONTINUED):

Non-current liabilities:
Lease liabilities	12	692,936	780,603
Deferred tax liabilities	13	25,200	25,200
Total non-current liabilities		$718,136	$805,803

TOTAL LIABILITIES		$2,697,263	$2,562,879

Commitments and contingencies	17

Shareholders’ equity:
Ordinary shares ($0.004 par value, 1,000,000,000 shares authorized as of March 31, 2026, 79,409,800 and 72,883,130 shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively)	14	317,658	291,551
Subscription receivable	14	(1,191,960)	—
Additional paid-in capital		733,662,716	728,211,983
Accumulated deficit		(686,899,085)	(685,546,641)
Accumulated other comprehensive income		1,075,075	1,075,301
Total shareholders’ equity		$46,964,404	$44,032,194

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$49,661,667	$46,595,073

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. dollars, except for number of shares and per share data)

		For the three months ended March 31,
	Note	2026	2025

Revenue:
Financial services and advisory businesses	2	507,546	25,065
Total revenue		$507,546	$25,065

Cost of revenue:
Financial services and advisory businesses	2	(289,521)	(67,412)
Total cost of revenue		$(289,521)	$(67,412)
Gross profit		$218,025	$(42,347)

Operating expenses:
Sales and marketing		(21,148)	(29,066)
General and administrative		(1,144,112)	(713,422)
Research and development		(83,542)	—
Provision for doubtful accounts		1,058	—
Loss on market price of stablecoins and digital assets	8, 9	(278,370)	(68,592)
Total operating expenses		$(1,526,114)	$(811,080)

Operating loss from continuing operations		$(1,308,089)	$(853,427)

Interest income/(expenses), net		251,913	51,181
Other (expenses)/income, net		(114)	15
(Loss)/gain from market price of short-term investment		(63,072)	3,159
Loss before provision for income taxes		$(1,119,362)	$(799,072)
Income tax benefits	13	32,709	95,310
Loss from continuing operations		$(1,086,653)	$(703,762)

Discontinued operations:
Loss from discontinued operations	5	(265,791)	(597,716)
Net loss		$(1,352,444)	$(1,301,478)

Net loss attributable to holders of ordinary shares of Chaince Digital Holdings Inc.		$(1,352,444)	$(1,301,478)

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

		For the three months ended March 31,
	Note	2026	2025

Numerator
Net loss attributable to holders of ordinary shares of Chaince Digital Holdings Inc.		$(1,352,444)	$(1,301,478)
Continuing operations		(1,086,653)	(703,762)
Discontinued operations		(265,791)	(597,716)

Denominator
Weighted average shares used in calculating basic net loss per ordinary share	16	73,813,709	63,444,342
Weighted average shares used in calculating diluted net loss per ordinary share	16	73,813,709	63,444,342

Net loss per ordinary share
Basic	16	(0.02)	(0.02)
Diluted	16	(0.02)	(0.02)
Net loss per ordinary share from continuing operation
Basic	16	(0.02)	(0.01)
Diluted	16	(0.02)	(0.01)
Net loss per ordinary share from discontinued operation
Basic	16	(0.00)	(0.01)
Diluted	16	(0.00)	(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

		For the three months ended March 31,
	Note	2026	2025

Net loss		$(1,352,444)	$(1,301,478)
Change in cumulative foreign currency translation adjustment		(226)	(3,747)
Change in deregistration of subsidiaries		—	—
Comprehensive loss		$(1,352,670)	$(1,305,225)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except for number of shares and per share data)

							Total
							Chaince
					Accumulated		Digital
	Ordinary shares		Additional		other		Holdings Inc.	Total
	Number		paid-in	Accumulated	comprehensive	Subscription	shareholders’	shareholders’
	of shares	Amount	capital	deficit	income/(loss)	receivables	equity	equity

Balance as of January 1, 2026	72,883,130	291,551	728,211,983	(685,546,641)	1,075,301	—	44,032,194	44,032,194
Share-based compensation (Note 15)	26,670	107	111,567	—	—	—	111,674	111,674
Issuance of shares in the private placement (Note 14)	6,500,000	26,000	5,005,000	—	—	(1,191,960)	3,839,040	3,839,040
Issuance of shares as a consideration for professional services (Note 15)	—	—	334,166	—	—	—	334,166	334,166
Net loss	—	—	—	(1,352,444)	—	—	(1,352,444)	(1,352,444)
Foreign currency translation	—	—	—	—	(226)	—	(226)	(226)
Balance as of March 31, 2026	79,409,800	317,658	733,662,716	(686,899,085)	1,075,075	(1,191,960)	46,964,404	46,964,404

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except for number of shares and per share data)

						Total Chaince
					Accumulated	Digital
	Ordinary shares		Additional		other	Holdings Inc.	Total
	Number		paid-in	Accumulated	comprehensive	shareholders’	shareholders’
	of shares	Amount	capital	deficit	income	equity	equity
Balance as of January 1, 2025	62,299,897	249,218	703,098,695	(680,448,810)	1,189,715	24,088,818	24,088,818
Share-based compensation	16,666	67	117,262	—	—	117,329	117,329
Issuance of shares in the private placement (Note 14)	1,370,000	5,480	8,036,420	—	—	8,041,900	8,041,900
Net loss	—	—	—	(1,301,478)	—	(1,301,478)	(1,301,478)
Foreign currency translation	—	—	—	—	(3,747)	(3,747)	(3,747)
Balance as of March 31, 2025	63,686,563	254,765	711,252,377	(681,750,288)	1,185,968	30,942,822	30,942,822

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars, except for number of shares and per share data)

	For the three months ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	(1,352,444)	(1,301,478)
Less: Net loss from discontinued operations	(265,791)	(597,716)
Net loss from continuing operations	(1,086,653)	(703,762)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(1,058)	—
Depreciation of property and equipment	648	126,550
Exchange gains and losses	(360)	(2,277)
Loss/(gain) from market price of short-term investment	63,072	(3,159)
Loss on market price of stablecoins and digital assets	278,370	68,592
Interest income from short-term investment and providing loans	(38,876)	(78,501)
Interest cost of convertible note and borrowing Filecoins	—	60,137
Stock-based compensation	445,821	117,329

Changes in operating assets and liabilities, net of effect of acquisitions:
Clearing deposit	27,402	—
Accounts receivable, net of allowance	134,831	—
Prepaid expenses and other current assets	13,048	(57,795)
Right-of-use assets	80,232	238,330
Deferred tax assets	(32,709)	(95,310)
Accounts payable	(11,778)	32,517
Advance from customers and deferred revenues	(215,384)	(10,065)
Accrued expenses and other current liabilities	(318,292)	(339,808)
Lease liabilities	(18,630)	(93,056)
Net cash used in operating activities in continuing operations	$(680,316)	$(740,278)
Net cash used in operating activities in discontinued operations	(122,917)	(59,781)
Net cash used in operating activities	$(803,233)	$(800,059)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	For the three months ended March 31,
	2026	2025

Cash flows from investing activities:
Cash from receiving short-term investment interests and dividends	4,914	6,457
Payments for purchasing digital assets	(125,828)	—
Payments for purchasing property and equipment	(11,336)	—
Cash paid for short-term investments	(4,914)	(943,690)
Net cash (used in)/provided by investing activities in continuing operations	$(137,164)	$(937,233)
Net cash provided by investing activities in discontinued operations	—	—
Net cash (used in)/provided by investing activities	$(137,164)	$(937,233)
Cash flows from financing activities:
Issuance of ordinary shares	3,839,040	8,041,900
Convertible notes	—	(4,000,000)
Financing costs	—	(375,000)
Net cash provided by financing activities in continuing operations	$3,839,040	$3,666,900
Net cash provided by financing activities in discontinued operations	—	—
Net cash provided by financing activities	$3,839,040	$3,666,900

Effect of exchange rate changes by continuing operations	64	20
Effect of exchange rate changes by discontinued operations	—	—
Effect of exchange rate changes	$64	$20

Increase in cash and cash equivalents	$2,898,707	$1,929,628

Cash and cash equivalents, beginning of the period	$33,820,069	$24,009,331

Cash and cash equivalents of continuing operations, end of the period	36,718,776	25,938,959
Cash and cash equivalents of discontinued operations, end of the period	—	—
Cash and cash equivalents, end of the period	$36,718,776	$25,938,959

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

As of March 31, 2026, the Company’s subsidiaries are as follows:

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

2. RECLASSIFICATIONS

Reclassification of digital assets

Certain prior-period amounts have been reclassified to conform to the current period presentation.

In prior periods, the Company presented its digital asset holdings, including Filecoin (“FIL”), within intangible assets in the consolidated balance sheets. In the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2026, prior-period comparative amounts have been reclassified to present digital asset holdings separately from other intangible assets, consistent with the presentation guidance of ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets.

In addition, in connection with the Company’s decision to discontinue its Filecoin mining business in December 2025, certain FIL held in Filecoin node accounts associated with the mining operations have been reclassified to current assets of discontinued operations in the condensed consolidated balance sheets. These assets primarily consist of FIL pledged or otherwise restricted in the Company’s Filecoin node accounts in connection with mining activities. Accordingly, the comparative balance sheet amounts for prior periods have been reclassified to conform to the current presentation.

Reclassification of Revenue and Cost of Revenue Items

Certain prior-period amounts in the condensed consolidated statements of operations have been reclassified to conform to the current period presentation.

To better reflect the Company’s current business structure and operating focus, revenues previously presented in prior periods under categories such as “Business consultation services” and “Other services” have been combined and reclassified as “Financial services and advisory businesses.” This reclassification has been applied to the comparative prior-period presentation, including the three months ended March 31, 2025, to conform to the current period presentation.

This reclassification did not affect the Company’s previously reported total revenue, net loss, total assets, total liabilities, or cash flows for any period presented.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Reclassification of discontinued operations

Certain prior-period amounts have been reclassified to reflect the presentation of the Company’s Filecoin mining business as discontinued operations.

Following the Company’s strategic decision in December 2025 to discontinue its Filecoin mining business, the results of operations of that business, which had previously been reported within “Distributed storage and computing services,” have been reclassified to discontinued operations. Accordingly, the comparative prior-period results of operations for the three months ended March 31, 2025 have been reclassified to present the Filecoin mining business as discontinued operations in the condensed consolidated statements of operations.

Cash flows attributable to the discontinued operations have also been reclassified and presented separately in the condensed consolidated statements of cash flows, and assets and liabilities directly associated with the discontinued operations have been reclassified and presented separately in the condensed consolidated balance sheets for all periods presented. See Note 5 — “Discontinued Operations.”

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

As of March 31, 2026, the Company had an accumulated deficit of approximately $687 million and incurred a net loss of approximately $1.35 million for the three months ended March 31, 2026. The Company has experienced recurring operating losses and, both the current period and prior period cash flow from operating activities are negative. These conditions, when considered in the aggregate, initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern.

As of March 31, 2026, the Company had cash and cash equivalents of approximately $36.7 million. Management believes that the Company’s existing cash resources are sufficient to fund its planned operations, capital expenditures, and working capital requirements for at least the twelve months following the issuance of these consolidated financial statements.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Basis of presentation and use of estimates

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in the Group’s consolidated financial statements include, but are not limited to, allowance for credit losses, useful lives of property and equipment and intangible assets, impairment of long-lived assets, long-term investments and goodwill, the valuation of cryptocurrencies, realization of deferred tax assets, uncertain income tax positions, share-based compensation, valuation of contingent consideration from business combination and purchase price allocation for business combinations and asset acquisitions. Actual results could materially differ from those estimates.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

According to the clearing agreement signed between the Company’s subsidiary Chaince Securities, LLC (a broker-dealer firm registered with FINRA) and Velocity Clearing LLC (“Velocity”), Chaince Securities, LLC is obligated to establish an account at Velocity which shall at all times contain deposited cash, securities, or a combination of both, having a market value of not less than $100,000 or such other amount as Velocity may require at a future date. As of March 31, 2026, the balance of the Company’s clearing deposit account was $105,134.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of March 31, 2026, the carrying amount of the right to recover the digital assets is zero. The Company continues to pursue legal remedies to recover these assets; however, the timing and outcome of such efforts remain uncertain.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For the three months ended March 31, 2026 and 2025, the Company’s revenues from continuing operations were derived entirely from financial services and advisory activities. Revenue previously generated from distributed storage and computing services, consisting of Filecoin mining operations, has been classified as discontinued operations and is excluded from the Company’s continuing revenue recognition policies.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Changes in contract liabilities primarily relate to the timing difference between the Company’s satisfaction of performance obligations and the receipt of consideration from customers. During the three months ended March 31, 2026, the Company recognized revenue that was included in contract liabilities at the beginning of the period as the related services were performed.

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

For the three months ended March 31, 2026, the Company’s cost of revenue from continuing operations relates solely to its financial services and advisory businesses. Costs associated with distributed storage and computing services, consisting of Filecoin mining operations, have been classified as discontinued operations and are excluded from cost of revenue from continuing operations. The accounting policies for cost of revenue by business line are described below.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The leasing activities of the Company during the first quarters of 2026 are all for the Company to lease the office as the lessee and the Company classified them as operating leases, among which, the Company signed a long-term lease contract with a term of about 40 months for the New York office. The Company recognized right-of-use assets and lease liabilities on the consolidated balance sheet as of March 31, 2026.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For share-based payment awards with market conditions, such market conditions are included in the determination of the estimated grant-date fair value. If the incentivized employee does not meet the agreed market conditions on the grant-date, then the corresponding shares will be forfeited, or the corresponding percentage of the proposed shares will be forfeited in proportion to the failure to meet the market conditions. The fair value of the shares granted to employees at the grant-date is the consideration adjusted for the satisfaction of market conditions.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For the three months ended March 31, 2026, the Company’s revenues from continuing operations were derived primarily from its financial services and advisory businesses, which are conducted through its U.S. subsidiaries, Chaince Securities, Inc. and Chaince Securities, LLC, and its Hong Kong subsidiary, Ucon Capital (HK) Limited. Revenues from distributed storage and computing services, consisting of Filecoin mining operations, were generated through the Company’s U.S. subsidiary, MFH Tech, and have been classified as discontinued operations.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

4. CONCENTRATION OF RISK

Customer concentration

The Company’s revenues from continuing operations are derived from a limited number of customers due to the nature of its financial services and advisory engagements. For the three months ended March 31, 2026, the Company generated revenues from approximately seven customers across its various financial services and advisory offerings. For the year ended December 31, 2025, the Company generated revenues from financial services and advisory business from two customers.

Due to the project-based nature of the Company’s services, revenue may be concentrated among a limited number of customers in a given period. The loss of one or more significant customers could have an adverse impact on the Company’s operating results.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share (or ADS) data)

Customers that individually represent greater than 10% of the Company’s total revenues for the three months ended March 31, 2026 and 2025, are as follows:

	For the three months ended March 31,
	2026		2025
	US$	%	US$	%
Customer A	287,291	56.6%	—	—
Customer B	56,993	11.2%	—	—
Customer C	—	—	15,000	59.8%
Customer D	—	—	10,065	40.2%

Vendor concentration

The Company’s financial services and advisory businesses primarily rely on its internal professional personnel to deliver services to clients. However, the Company may engage external professional service providers to assist in the delivery of certain projects.

For the three months ended March 31, 2026, the Company engaged three external professional service providers to support certain advisory engagements. Payments to these service providers totaled approximately $141,644, representing approximately 49% of the Company’s total cost of revenues for the three months ended March 31, 2026. The Company did not engage external service providers in the first quarter of 2025.

The Company maintains ongoing relationships with a limited number of external professional teams that are familiar with the Company’s service offerings and client engagements. The loss of these service providers could temporarily affect the Company’s ability to deliver certain services until alternative providers are engaged.

Suppliers that individually represent greater than 10% of the Company’s total purchases for the three months ended March 31, 2026 and 2025, are as follows:

	For the three months ended March 31,
	2026		2025
	US$	%	US$	%
Supplier A	83,542	59.0%	—	—
Supplier B	53,452	37.7%	—	—

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

At times, the Company’s cash balances held with financial institutions may exceed federally insured limits or may not be fully insured, particularly for accounts maintained outside the United States. As of March 31, 2026, substantially all of the Company’s cash balances exceeded applicable insured limits.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company also has loan receivables from non-related parties arising from financing arrangements with certain business partners. As of March 31, 2026, the outstanding balance of such loan receivables was approximately $2.2 million. These receivables are subject to credit risk if the counterparties fail to perform under the contractual terms. Management monitors the creditworthiness of these counterparties and evaluates collectability on an ongoing basis.

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

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The following table summarizes the assets and liabilities associated with the Company’s discontinued operations:

	March 31, 2026	December 31, 2025
Consolidated Balance Sheets	US$	US$
Prepaid expenses and other current assets, net (i)	1,526,226	1,603,341
Digital assets (ii)	517,145	762,991
Current assets of discontinued operations	$2,043,371	$2,366,332

Accrued expenses and other current liabilities (iii)	277,899	457,985
Current liabilities of discontinued operations	$277,899	$457,985

(i)	As of March 31, 2026, prepaid expenses and other current assets associated with the Company’s discontinued operations primarily consisted of: (a) a collateral deposit of $1.5 million paid to Huangtong International Co., Ltd. in connection with the borrowing of Filecoins used to support the Company’s Filecoin mining operations, which is expected to be settled together with the related assets and liabilities upon completion of the wind-down of the Filecoin mining business by the end of May 2026; (b) $25,000 of prepaid custody and operational service fees related to the Filecoin mining business, which are expected to be recognized as costs of discontinued operations prior to the full termination of the mining activities; (c) $1,690 of Filecoin joint mining sharing costs overpaid to HDP Capital Management Limited; and (d) $1,651 of temporary Filecoin transfer balances between the Company and the technology service provider, Origin Storage Pte Ltd.

As of December 31, 2025, prepaid expenses and other current assets associated with the Company’s discontinued operations primarily consisted of: (a) a collateral deposit of $1.5 million paid to Huangtong International Co., Ltd. in connection with the borrowing of Filecoins used to support the Company’s Filecoin mining operations, which is expected to be settled together with the related assets and liabilities upon completion of the wind-down of the Filecoin mining business by the end of May 2026; (b) $100,000 of prepaid custody and operational service fees related to the Filecoin mining business, which are expected to be recognized as costs of discontinued operations prior to the full termination of the mining activities; (c) $158 of Filecoin joint mining sharing costs overpaid to HDP Capital Management Limited; and (d) $1,068 of temporary Filecoin transfer balances between the Company and the technology service provider, Origin Storage Pte Ltd.

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

A substantial portion of these Filecoins were pledged or locked as collateral within the Filecoin network to support mining activities. As of March 31, 2026, the Company expects that the majority of the pledged Filecoins will be released upon the expiration of the related mining nodes by the end of May 2026. Accordingly, these digital assets were classified as current assets of discontinued operations, as they are expected to be available for sale or used to settle outstanding obligations within the next twelve months.

(iii)	As of March 31, 2026, accrued expenses and other current liabilities associated with the Company’s discontinued operations primarily consisted of: (a) $5,812 of accounts payable related to the Company’s Filecoin mining activities; (b) $149,987 representing the outstanding principal balance of Filecoins borrowed from Huangtong International Co., Ltd. to satisfy collateral requirements for the Company’s mining operations; and (c) $122,100 representing Filecoins provided by HDP Capital Management Limited as collateral in connection with the Company’s joint Filecoin mining arrangements with HDP.

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

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The following table summarizes the results of the Company’s discontinued operations for the periods presented:

	For the three months ended March 31,
	2026	2025
Consolidated Statements of Operations	US$	US$
Revenue	37,727	116,333
Cost of revenue	(175,668)	(248,793)
General and administrative expenses	(1,134)	—
Loss on market price of digital assets	(126,716)	(465,256)
Loss from discontinued operations	$(265,791)	$(597,716)

The following table summarizes the cash flows attributable to discontinued operations:

	For the three months ended March 31,
	2026	2025
Consolidated Statements of Cash Flows	US$	US$
Net loss from discontinued operations	(265,791)	(597,716)
Loss on market price of digital assets	126,716	465,256
Non-cash revenue of Filecoin mining	(37,727)	(116,333)
Non-cash costs and expenses	9,182	167,626
Prepaid expenses and other current assets	76,532	—
Accounts payable	(31,829)	21,386
Net cash used in discontinued operations	$(122,917)	$(59,781)

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	March 31,	December 31,
	2026	2025
	US$	US$
Cash (i)	15,718,776	21,820,069
Cash equivalents (ii)	21,000,000	12,000,000
Total	$36,718,776	$33,820,069

(i)

As of March 31, 2026, the Company’s cash includes: 1) Cash in hand of $10,213; 2) Demand deposit of $13,836,622 in bank accounts; 3) Cash of $1,871,941 in the securities investment accounts and the Coinbase account.

As of December 31, 2025, the Company’s cash includes: 1) Cash in hand of $200; 2) Demand deposit of $19,959,733 in bank accounts; 3) Cash of $1,860,136 in the securities investment accounts and the Coinbase account.

(ii)

As of March 31, 2026, the Company’s cash equivalents were all certificates of deposits with a balance of $21,000,000 with a maturity date less than 3 months.

As of December 31, 2025, the Company’s cash equivalents were all certificates of deposits with a balance of $12,000,000 with a maturity date less than 3 months.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

7. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	March 31,	December 31,
	2026	2025
	US$	US$
6-month Certificate of Deposits	2,240,157	2,224,404
ETF	1,301	1,363
Common Stock	941,160	17,800
Total short-term investments	$3,182,618	$2,243,567

8. STABLECOINS

Stablecoins consist of the following:

	March 31, 2026	December 31, 2025
	US$	US$
USD Coins (USDC)	2,893,518	2,904,894
Total Stablecoins	$2,893,518	$2,904,894

As of March 31, 2026, the Company held 2,894,385.95 USD Coins with the carrying amount of $2,893,518.

The movement of the stablecoins for the three months ended March 31, 2026 is as follows:

For the three months ended March 31, 2026
US$
Balance as of January 1, 2026	2,904,894
Payments	(11,667)
Gain/loss on market price changes	291
Balance as of March 31, 2026	2,893,518

9. DIGITAL ASSETS

Digital assets consist of the following:

	March 31, 2026	December 31, 2025
	US$	US$
Filecoin (i)	78,789	122,638
Bitcoins (ii)	681,819	875,250
Solana (iii)	83,360	124,740
Total digital assets	$843,968	$1,122,628

The movement of the digital assets for the three months ended March 31, 2026 is as follows:

For the three months ended March 31, 2026
US$
Balance as of January 1, 2026	1,122,628
Gain/loss on market price changes	(278,661)
Others	1
Balance as of March 31, 2026	843,968

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

10. PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2026	2025
	US$	US$
Loan receivables from non-related parties (i)	2,205,000	2,205,000
Other receivables from non-related parties	24,135	46,298
Total prepaid expenses and other current assets	$2,229,135	$2,251,298

(i)

On December 12, 2023, the Company entered into a loan agreement with Honor Star Ventures Limited, pursuant to which the Company provided a loan of $2,000,000 with a term of one year and an annual interest rate of 5%. On December 14, 2024, the Company entered into a supplementary agreement to extend the maturity date of the loan by an additional 12 months. On December 14, 2025, the Company and Honor Star Ventures Limited executed a further supplementary agreement to extend the maturity of the loan for an additional 12 months. Interest on the loan accrues at an annual rate of 5% and has been paid and collected on schedule prior to each maturity extension. As of March 31, 2026, the outstanding principal balance of the loan remained $2,000,000.

On September 16, 2025, the Company also entered into a loan agreement with Global Innovation Wisdom Consultant, Inc., pursuant to which the Company provided a loan of $250,000 with a term of one year. The loan is interest-free for the first three months and thereafter bears interest at a simple annual rate of 5%.

In accordance with the Company’s allowance for expected credit losses policy under the Current Expected Credit Loss (“CECL”) model, the Company evaluates the collectability of loan receivables and other receivables on a periodic basis considering the financial condition of the counterparties, historical repayment experience, and other relevant factors. Based on this assessment, the Company recorded an allowance for expected credit losses of $45,000 related to loan receivables from non-related parties as of March 31, 2026. The allowance reflects management’s estimate of lifetime expected credit losses associated with these receivables. No allowance for credit losses was recorded for other receivables from non-related parties as management believes the credit risk associated with these balances is minimal.

Reclassification related to discontinued operations

In December 2025, the Company made a strategic decision to discontinue its Filecoin mining business and classified the related operations as discontinued operations. As a result, certain balances previously included within prepaid expenses and other current assets, including prepaid expenses, other receivables, and other current assets that are directly attributable to the discontinued Filecoin mining business, have been reclassified and presented as current assets of discontinued operations in the consolidated balance sheets.

Prior period amounts have been reclassified to conform to the current period presentation.

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
	US$	US$
Accrued payroll and welfare	44,997	11,007
Accounts payable	43,370	55,148
Advance from customers	25,000	25,000
Payables for professional fees	149,923	527,955
Income taxes payable	5,581	5,906
Other operating and management expenses	142,554	172,925
Total accrued expenses and other current liabilities	$411,425	$797,941

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

12. LEASES

As of March 31, 2026, the Company had operating leases for its New York and Shenzhen offices. The remaining lease terms range from 0.25 to 2.82 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2026, the weighted average remaining lease term was 1.48 years and the weighted average discount rate was 5%.

The following table presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheet.

	March 31, 2026	December 31, 2025
	US$	US$
Right-of-use assets	909,298	989,530
Impairment of right-of-use assets	—	—
Right-of-use assets, net	909,298	989,530

Operating lease liabilities – current	339,534	270,497
Operating lease liabilities – non-current	692,936	780,603
Total operating lease liabilities	1,032,470	1,051,100

The following table presents the components of the Company’s office lease expense for the three months ended March 31, 2026 and 2025, which are included in general and administrative expenses on the consolidated statements of operations:

	For the three months ended March 31,
	2026	2025
	US$	US$
Operating lease cost	93,426	82,585
Variable lease cost	—	—
Operating lease expense	93,426	82,585
Short-term lease rent expense	36,522	4,357
Total lease expense	129,948	86,942

The following table summarizes the maturity of operating lease liabilities as of March 31, 2026:

US$
2026	286,415
2027	390,640
2028	400,406
2029	33,435
Total	1,110,896
Less: imputed interest	(78,426)
Present value of lease liabilities	1,032,470

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

13. INCOME TAXES

Loss before income taxes

The components of loss before income taxes from continuing operations were as follows:

	For the three months ended March 31,
	2026	2025
	US$	US$
Domestic loss before income taxes	(352,607)	(499,596)
Foreign loss before income taxes	(766,755)	(299,476)
Total loss before income taxes	(1,119,362)	(799,072)

Provision for income taxes

The provision for income taxes from continuing operations was comprised of the following:

	For the three months ended March 31,
	2026	2025
	US$	US$
Current:
Federal	—	—
State	—	—
Foreign	—	—
Total current income taxes	—	—

Deferred:
Federal	(24,978)	(65,553)
State	(7,731)	(29,757)
Foreign	—	—
Total deferred income taxes	(32,709)	(95,310)

Total income tax (benefit)/provision	(32,709)	(95,310)

Deferred tax assets and liabilities

The significant components of deferred income tax assets and liabilities from continuing operations were as follows:

	For the three months ended March 31,
	2026	2025
	US$	US$
Deferred tax assets:
Net operating losses carry forwards	239,449	219,919
Provision for doubtful accounts	117	—
Unrealized loss on short-term investments, net of tax effect	43,131	—
Impairment of intangible assets	238,821	238,821
Gross deferred tax assets	521,518	458,740
Less: valuation allowance	(375,977)	(332,846)
Net deferred tax assets	145,541	125,894

Deferred tax liabilities:
Temporary difference of intangible asset	25,200	25,200
Gross deferred tax liabilities	25,200	25,200
Net deferred tax liabilities	25,200	25,200

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Based on this assessment, management determined that it is more likely than not that a significant portion of the Company’s deferred tax assets will not be realized, primarily due to cumulative losses incurred in certain jurisdictions and the absence of sufficient objectively verifiable positive evidence to support future taxable income. Accordingly, the Company recorded a valuation allowance of $375,977 as of March 31, 2026.

Deferred tax assets are recognized for deductible temporary differences and net operating loss carryforwards. Certain temporary differences, including unrealized losses on short-term investments, give rise to deferred tax assets; however, due to the Company’s valuation allowance position, no corresponding tax benefit has been recognized in the current period.

Effective income tax rate reconciliation

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate from continuing operations was as follows:

	For the three months ended March 31,
	2026	2025
	US$	US$
US federal statutory tax rate	21.0%	21.0%
Effect of foreign tax rate differential	-14.3%	-7.4%
State income taxes, net of federal benefit	1.0%	2.5%
Non-deductible expenses	-0.1%	—
Utilization of prior-year net operating loss carryforwards	0.2%	—
Current year losses with no deferred tax benefit recognized	-3.4%	-5.4%
Deferred tax benefit related to prior-year losses	—	1.2%
Tax effect of temporary differences subject to valuation allowance	-1.5%	—
Effective income tax rate	2.9%	11.9%

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the actual income tax provision (benefit) from continuing operations was as follows:

	For the three months ended March 31,
	2026	2025
	US$	US$
US federal statutory tax rate	(235,066)	(167,805)
Effect of foreign tax rate differential	160,160	59,387
State income taxes, net of federal benefit	(11,738)	(20,262)
Non-deductible expenses	1,133	—
Utilization of prior-year net operating loss carryforwards	(2,498)	—
Current year losses with no deferred tax benefit recognized	38,349	42,956
Deferred tax benefit related to prior-year losses	—	(9,586)
Tax effect of deferred tax assets not recognized due to valuation allowance	16,951	—
Income tax provision (benefit)	(32,709)	(95,310)

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Valuation allowance

The Company evaluates the realizability of its deferred tax assets on a jurisdiction-by-jurisdiction basis. In assessing the need for a valuation allowance, management considers both positive and negative evidence, including historical operating results, projections of future taxable income, the reversal of existing taxable temporary differences, and tax planning strategies. Based on this assessment, management determined that it is more likely than not that a significant portion of the deferred tax assets will not be realized, primarily due to cumulative losses incurred in certain jurisdictions and limited sources of future taxable income. Accordingly, the Company recorded a valuation allowance of $375,977 as of March 31, 2026. The valuation allowance relates primarily to net operating loss carryforwards and certain temporary differences, including unrealized losses on investments, for which realization is uncertain.

14. SHAREHOLDERS’ EQUITY

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Between February 2025 and January 2026, the Company granted ordinary shares to its Chief Strategy Officer, Wilfred Zhongkei Daye, as part of his compensation arrangement. Under the terms of the agreement, the Company issued ordinary shares on a monthly basis in consideration for executive services provided during the year. Each monthly issuance represents a separate grant and is accounted for based on the fair value of the Company’s ordinary shares on the respective grant dates. As of March 31, 2026, the Company had issued 100,000 ordinary shares to him.

On December 31, 2025, the Company totally issued 2,000,000 restricted ordinary shares to certain non-employee service providers, including consulting and technical service providers, as consideration for advisory and technology-related services. These share-based payments were accounted for in accordance with ASC 718, with compensation expense measured at the fair value of the Company’s ordinary shares on the respective grant dates.

On January 15, 2026, the Company issued 10,000 ordinary shares to an independent director as compensation for his previous services.

On February 25, 2026, the Company entered into a Securities Purchase Agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell an aggregate of 6,500,000 ordinary shares, par value $0.004 per share, at a purchase price of $0.774 per share, for total gross proceeds of $5,031,000, in reliance upon the exemption provided by Rule 903 of Regulation S under the Securities Act of 1933, as amended. The Company issued all 6,500,000 ordinary shares to the Purchasers on February 25. As of March 31, 2026, $1,191,960 of the subscription proceeds had not yet been received and was recorded as a subscription receivable.

As of March 31, 2026, the total outstanding ordinary shares was 79,409,800 shares.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Share-Based Compensation to Executive Officers

Between February 2025 and January 2026, the Company granted equity awards to its Chief Strategy Officer (“CSO”) under the 2025 Plan as part of his compensation arrangement. The CSO’s equity compensation is structured as monthly equity grants, with each grant measured at fair value on its respective grant date and recognized as compensation expense over the related service period. Share-based compensation expense related to the CSO is included in general and administrative expenses.

Employee Equity Incentive Awards

During the year 2025 and the first quarter of 2026, the Company granted restricted ordinary shares to certain employees under the 2025 Plan. Although certain awards were legally issued during 2025, such shares are subject to service-based vesting conditions and transfer restrictions, including minimum holding periods under Rule 144 of the Securities Act of 1933, as amended.

For employee awards granted in 2025 for which the first tranche of shares is scheduled to vest or be released in February 2026, the Company recognized share-based compensation expense in 2025 and the first quarter of 2026 based on the grant-date fair value of the awards and the portion of the requisite service period completed as of March 31, 2026. Unvested awards are subject to forfeiture if the employee fails to satisfy the applicable service conditions.

The table below presents the share-based payment expenses under the 2025 Share Incentive Plan for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
2025 Share Incentive Plan	US$
Cost of revenues	19,223	—
General and administrative expenses	92,451	47,854
Total share-based compensation expense	111,674	47,854

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	For the three months ended March 31,
	2026	2025
2025 Share Incentive Plan	Shares	Shares
Outstanding on January 1, 2026 and 2025	26,000	—
Grant	18,337	16,666
Vested / released	(23,837)	(16,666)
Forfeited / cancelled	—	—
Outstanding on March 31, 2026 and 2025	20,500	—

As of March 31, 2026, the outstanding awards included 10,000 restricted share units that had vested upon the departure of a former director and Chief Operating Officer but had not yet been issued as of the reporting date.

Weighted-Average Grant-Date Fair Value of Employee Awards

The weighted-average grant-date fair value of equity awards granted to employees under the 2025 Equity Incentive Plan during the first quarter of 2026 was $5.04 per share.

Unrecognized Compensation Cost – Employee Awards

As of March 31, 2026, the Company had unrecognized share-based compensation cost related to unvested employee equity awards granted under the 2025 Equity Incentive Plan. This cost is expected to be recognized over the remaining weighted-average service period of the awards, generally within the next one to three years.

Shares Available for Future Grant under the 2025 Plan

As of March 31, 2026, 6,164,000 ordinary shares remained available for future issuance under the 2025 Equity Incentive Plan.

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

The table below presents the non-employee share-based payment expenses for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Non-Employee Share-Based Compensation	US$
Cost of revenues	83,542	—
General and administrative expenses	167,083	—
Research and development expenses	83,542	—
Total non-employee share-based compensation expense	334,167	—

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	For the three months ended March 31,
	2026	2025
Non-Employee Share-Based Compensation	Shares	Shares
Outstanding on January 1, 2026 and 2025	2,000,000	—
Shares issued for consulting and technology services	—	—
Outstanding on March 31, 2026 and 2025	2,000,000	—

During the year 2025, the Company issued an aggregate of 2,000,000 ordinary shares to certain non-employee service providers in exchange for consulting and technology-related services. The shares were legally issued in December 2025 and are included in the Company’s issued and outstanding share capital. The shares are subject to transfer restrictions under Rule 144 of the Securities Act of 1933.

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

16. NET LOSS PER ORDINARY SHARE

Basic net loss per ordinary share is computed by dividing net loss attributable to holders of ordinary shares of the Company by the weighted-average number of ordinary shares outstanding during the period. Diluted net loss per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. For the three months ended March 31, 2026 and 2025, diluted net loss per ordinary share is the same as basic net loss per ordinary share because the inclusion of potential ordinary shares would be anti-dilutive. For the three months ended March 31, 2026 and 2025, the weighted-average number of ordinary shares used in the calculation of both basic and diluted net loss per share was 73,813,709 and 63,444,342, respectively. Net loss per ordinary share is presented for continuing operations, discontinued operations, and on a combined basis. Net loss from continuing operations and discontinued operations are allocated to ordinary shareholders in determining net loss per ordinary share.

During the year, the Company issued 2,000,000 ordinary shares to certain non-employee service providers on December 31, 2025 in exchange for consulting and technology services to be rendered over a three-year service period commencing July 23, 2025. Although the shares were legally issued and outstanding as of the issuance date, the arrangement contains a substantive service condition. Accordingly, such shares are treated as nonvested share-based compensation for purposes of earnings per share in accordance with ASC 260 and ASC 718. The Company recognizes that portion of the shares attributable to services rendered through the reporting date as vested. For the three months ended March 31, 2026, approximately 8.3% of such shares, or 166,667 shares, were considered vested based on the proportion of the service period completed. Only the vested portion of such shares is included in the computation of weighted-average ordinary shares outstanding for basic earnings per share, and such shares are weighted based on the period outstanding. Because the shares were issued on the last day of the fiscal year, their impact on the weighted-average number of ordinary shares outstanding for the year ended December 31, 2025 was not material. The ordinary shares issued to non-employee service providers are subject to transfer restrictions under Rule 144 of the Securities Act of 1933; however, such restrictions do not affect their classification for purposes of earnings per share calculation.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The computation of net loss per ordinary share and weighted-average ordinary shares outstanding is presented for the three months ended March 31, 2026 and 2025 as follows:

	For the three months ended March 31,
	2026	2025
	US$	US$
Numerator:
Net loss attributable to holders of ordinary shares of CHAINCE DIGTAL HOLDINGS INC.	(1,352,444)	(1,301,478)
Continuing operations	(1,086,653)	(703,762)
Discontinued operations	(265,791)	(597,716)

Denominator:
Weighted average shares used in calculating basic net loss per ordinary share	73,813,709	63,444,342
Weighted average shares used in calculating diluted net loss per ordinary share	73,813,709	63,444,342

Net Loss per ordinary share
Basic	(0.02)	(0.02)
Diluted	(0.02)	(0.02)
Net Loss per ordinary share from continuing operation
Basic	(0.02)	(0.01)
Diluted	(0.02)	(0.01)
Net Loss per ordinary share from discontinued operation
Basic	(0.00)	(0.01)
Diluted	(0.00)	(0.01)

17. COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases certain office premises under non-cancellable leases. Rental expenses under operating leases for the period ended March 31, 2026 is $129,948.

The future aggregate minimum lease payments under non-cancellable operating lease agreements were as follows:

Future Periods	US$
For the year ending December 31, 2026	286,415
For the year ending December 31, 2027	390,640
For the year ending December 31, 2028	400,406
For the year ending December 31, 2029	33,435
Total	1,110,896

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2026, the date on which these financial statements were available to be issued, and determined that there were no material subsequent events requiring recognition or disclosure in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis is designed to provide you with a narrative explanation of our financial condition and results of operations for the three months ended March 31, 2025 and 2026. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See Unaudited Condensed Consolidated Financial Statements of Chaince Digital Holdings Inc. (formerly known as Mercurity Fintech Holding Inc.) as of December 31, 2025 and March 31, 2026, and for the three months ended March 31, 2025 and 2026. We also recommend that you read our management’s discussion and analysis and our audited consolidated financial statements for fiscal year ended December 31, 2025, and the notes thereto, which appear in our Annual Report on Form 10-K for the year ended December 31, 2025, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 26, 2026.

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

RECENT DEVELOPMENTS

During the three months ended March 31, 2026, the Company continued to focus on its financial services and advisory businesses as its primary line of business. No material change occurred in the Company’s principal business strategy during the quarter.

The Company conducts its financial services operations primarily through Chaince Securities, Inc. and its affiliated entities. Chaince Securities, LLC, a subsidiary of Chaince Securities, Inc., is a FINRA-registered broker-dealer and registered investment advisor (“RIA”), and continues to provide investment banking, transaction execution, brokerage-related, and other financial advisory services to clients participating in the U.S. capital markets.

In addition, Ucon Capital (HK) Limited, together with its PRC subsidiary, Chaince (Shenzhen) Consulting Co., Ltd., continued to provide business consulting and advisory services to clients in the Asia-Pacific region during the quarter. These operations remain focused on capital markets advisory, corporate consulting, and related professional services.

During the first quarter of 2026, the Company’s overall business operations remained consistent with the strategic direction established in 2025. Management continued to focus on expanding the Company’s financial services platform, developing its client base, and increasing revenue contribution from both IPO-related and non-IPO-related financial services engagements.

Looking ahead, the Company expects to continue pursuing growth in its financial services and advisory businesses while maintaining operational discipline and supporting the expansion of its customer base across multiple service lines.

As of May 11, 2026, the Company had a total of 79,443,800 ordinary shares issued and outstanding, of which 65,100,254 ordinary shares held by non-affiliates. The aggregate market value of the registrant’s ordinary shares held by non-affiliates (or “Public Float”) as of May 11, 2026 was $391,903,529. This amount is based on the closing price of the ordinary shares on Nasdaq of $6.02 per share on that date. Ordinary shares held by executive officers, directors and 10% or greater stockholders have been excluded since such persons may be deemed affiliates.

Overview

The Company’s continuing operations are focused on its financial services and advisory businesses, which are conducted primarily through its wholly owned subsidiary, Chaince Securities, Inc., together with Chaince Securities, LLC and Ucon Capital (HK) Limited and its subsidiaries in China.

These entities are engaged in investment banking, capital markets advisory, transaction execution, brokerage-related services, and related business consulting services.

Set forth below is an update of the Company’s business lines as presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2026.

Financial services and advisory businesses

Since August 2022, the Company has operated in the financial services and advisory sector. Following FINRA’s approval of Chaince Securities, LLC’s Continuing Membership Application (“CMA”) in March 2025, the financial services and advisory business became the Company’s primary operating focus and remains its sole continuing business line as of March 31, 2026.

These activities are conducted primarily through the Company’s wholly owned subsidiary, Chaince Securities, Inc., and its affiliated entities. Chaince Securities, LLC, a subsidiary of Chaince Securities, Inc., is a FINRA-registered broker-dealer and registered investment advisor (“RIA”). Chaince Securities, LLC provides investment banking, transaction execution, brokerage-related, and other business consulting services to companies pursuing securities offerings in the U.S. capital markets, as well as investment-related solutions to institutional investors, high-net-worth individuals, and emerging issuers. Its operations team is based in New York and primarily conducts business with clients located in the United States.

In addition, Ucon Capital (HK) Limited (“Ucon”), together with its wholly owned subsidiary in the People’s Republic of China, Chaince (Shenzhen) Consulting Co., Ltd., provides business consulting and advisory services to clients in the Asia-Pacific region, with a focus on capital markets advisory, corporate restructuring, and related professional services.

Discontinued Filecoin mining business

Historically, the Company also conducted blockchain and digital asset-related activities through Mercurity Fintech Technology Holding Inc. (“MFH Tech”), including distributed storage and computing services consisting primarily of Filecoin (“FIL”) mining operations.

In December 2025, the Company’s Board of Directors approved a strategic decision to discontinue the Filecoin mining business, as such operations were no longer aligned with the Company’s long-term business strategy and capital allocation priorities. Following this decision, the Company ceased making new investments in Filecoin mining activities and initiated an orderly wind-down of that business.

On December 12, 2025, the Company entered into a comprehensive agreement pursuant to which substantially all Filecoin mining equipment was sold to a third party. Under the terms of that agreement, the Company leased back the equipment through April 30, 2026 solely to allow existing Filecoin mining nodes to naturally expire. Upon expiration of the nodes, the Company expects to complete the wind-down of the remaining Filecoin mining activities and settle any remaining obligations related to such business.

The results of the Filecoin mining business have been classified as discontinued operations in accordance with ASC 205-20 and are presented separately from continuing operations in the accompanying condensed consolidated financial statements. Prior-period financial information has been reclassified to conform to the current period presentation.

MFH Tech continues to exist as a legal entity following the Company’s decision to discontinue the Filecoin mining business and may be used for other digital asset-related or technology-enabled activities in the future. The discontinuation relates solely to the Filecoin mining business and does not represent a liquidation or dissolution of MFH Tech.

As of March 31, 2026, the Company’s subsidiaries are as follows:

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2026 and 2025

The following summary of the audited consolidated financial data for the periods and as of the dates indicated is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and related notes. Our historical results do not necessarily indicate our results to be expected for any future period.

(Amounts expressed in U.S. dollars, except share data and per share data, or otherwise noted)

	For the three months ended March 31,		Variance in
	2026	2025	Amount	%
Revenue	507,546	25,065	482,481	1924.92%
Cost of revenue	(289,521)	(67,412)	(222,109)	329.48%
Gross profit	$218,025	$(42,347)	$260,372	-614.85%
Selling and marketing expenses	(21,148)	(29,066)	7,918	-27.24%
General and administrative expenses	(1,144,112)	(713,422)	(430,690)	60.37%
Research and development	(83,542)	—	(83,542)	—
Provision for doubtful accounts	1,058	—	1,058	—
Loss on market price of stablecoins and digital assets	(278,370)	(68,592)	(209,778)	305.83%
Operating loss	$(1,308,089)	$(853,427)	$(454,662)	53.27%
Interest income/(expenses), net	251,913	51,181	200,732	392.20%
Other (expenses)/income, net	(114)	15	(129)	-860.00%
(Loss)/Gain from market price of short-term investment	(63,072)	3,159	(66,231)	-2096.58%
Loss before provision for income taxes	$(1,119,362)	$(799,072)	$(320,290)	40.08%
Income tax benefits	32,709	95,310	(62,601)	-65.68%
Loss from continuing operations	$(1,086,653)	$(703,762)	$(382,891)	54.41%
Loss from discontinued operations	(265,791)	(597,716)	331,925	-55.53%
Net loss	$(1,352,444)	$(1,301,478)	$(50,966)	3.92%

Revenue

Our revenues mainly represent revenues from financial services and advisory activities. Revenue previously generated from distributed storage and computing services, consisting of Filecoin mining operations, has been classified as discontinued operations and is excluded from the Company’s continuing revenue recognition policies.

The following table sets forth the revenues of our different types of businesses:

	For the three months ended March 31,		Variance in
	2026	2025	Amount	%
Revenue
Financial services and advisory businesses	507,546	25,065	482,481	1924.92%
Total revenue	$507,546	$25,065	$482,481	1924.92%

For the three months ended March 31, 2026 and 2025, total revenue from financial services and advisory businesses was $507,546 and $25,065, respectively, representing an increase of $482,481, or 1924.92%.

As disclosed in the consolidated financial statements, the Company’s revenues for 2026 and 2025 were derived entirely from financial services and advisory businesses. Revenue previously generated from distributed storage and computing services (Filecoin mining operations) has been classified as discontinued operations and is presented separately from continuing operations.

Revenue Composition

Revenue for the three months ended March 31, 2026 was diversified across multiple service categories, as follows:

●	Industry Advisory & Consulting services: $336,605
●	IPO-related financial advisory and consulting services: $113,948
●	Transaction execution and brokerage services: $56,993

In contrast, revenue for the three months ended March 31, 2025 was primarily concentrated in:

●	IPO-related financial advisory and consulting services: $10,065
●	Other services – referral services: $15,000

The increase in revenue during 2026 was primarily attributable to: (a) a higher volume of advisory and consulting engagements; (b) increased transaction execution activities.

Revenue growth reflects an expansion in both the number of engagements and the diversity of services provided during 2026 compared to 2025.

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

Changes in revenue mix between 2026 and 2025 reflect an increased contribution from advisory and consulting engagements relative to referral-based activities.

Cost of revenue

The following table sets forth the cost of revenue of our different types of businesses:

	For the three months ended March 31,		Variance in
	2026	2025	Amount	%
Cost of revenue
Financial services and advisory businesses	(289,521)	(67,412)	(222,109)	329.48%
Total cost of revenue	$(289,521)	$(67,412)	$(222,109)	329.48%

For the three months ended March 31, 2026 and 2025, total cost of revenue from financial services and advisory businesses was $289,521 and $67,412, respectively, representing an increase of $222,109, or 329.48%.

The increase in cost of revenue was primarily attributable to the expansion of revenue-generating activities during 2026. As disclosed above, total revenue increased by $482,481 quarter-over-quarter, driven by growth in IPO-related financial advisory services, industry advisory and consulting services, and transaction execution and brokerage services engagements. The increase in cost of revenue is consistent with the higher level of transaction volume and consulting activity during the period.

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

The following table sets forth the gross profit/(loss) and gross profit/(loss) margin of our different types of businesses:

	For the three months ended March 31,		Variance in
	2026	2025	Amount	%
Gross profit/(loss)
Financial services and advisory businesses	218,025	(42,347)	260,372	-614.85%
Total gross profit/(loss)	$218,025	$(42,347)	$260,372	-614.85%

Gross profit/(loss) margin
Financial services and advisory businesses	42.96%	-168.95%	211.91%	-125.43%
Overall gross profit/(loss) margin	42.96%	-168.95%	211.91%	-125.43%

For the three months ended March 31, 2026 and 2025, gross profit/(loss) from financial services and advisory businesses was $218,025 and $(42,347), respectively. The Company’s results improved by $260,372, reflecting a change from gross loss in the prior-year period to gross profit in the current period.

Gross profit/(loss) margin was 42.96% for the three months ended March 31, 2026, compared to (168.95%) for the three months ended March 31, 2025. This represented an improvement of 211.91 percentage points, primarily due to increased revenue scale and improved operating leverage in the Company’s financial services and advisory businesses.

The improvement in gross profit and gross margin was primarily driven by higher revenue generated from advisory and consulting engagements during the 2026 period. Although cost of revenue also increased in absolute terms due to higher personnel-related and transaction-related costs, the increase in revenue more than offset the increase in direct costs.

Sales and marketing expenses

Sales and marketing expenses primarily consist of (i) labor costs of sales personnel, and (ii) referral and promotion fees for businesses. These costs are expensed as incurred.

The sales and marketing expenses for the three months ended March 31, 2026 amounted to $21,148, all of which attributed to labor costs of sales personnel.

The sales and marketing expenses for the three months ended March 31, 2025 amounted to $29,066, all of which attributed to labor costs of sales personnel.

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

The Company’s general and administrative expenses for the three months ended March 31, 2026 amounted to $1,144,112, consisted primarily of $263,937 in employment costs, $440,814 in professional fees, and $439,361 in other office expenses.

The Company’s general and administrative expenses for the three months ended March 31, 2025 amounted to $713,422, consisting primarily of $225,393 in employment costs, $241,876 in professional fees, and $246,153 in other office expenses.

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

For the three months ended March 31, 2026, research and development expenses were $83,542, compared to nil for the three months ended March 31, 2025. The increase was primarily attributable to equity-based compensation recognized in connection with system development services provided under the Comprehensive Technology Services Agreement entered into on July 23, 2025 with Palantir Innovation Technologies Corporation.

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

The equity awards granted under the agreement have a three-year service period. Accordingly, the total grant-date fair value of the shares issued is being recognized as expense on a straight-line basis over the requisite service period. During the three months ended March 31, 2026, the Company recognized $83,542 of share-based compensation expense attributable to development-related services, which has been classified within research and development expenses in the consolidated statements of operations.

The Company did not incur material research and development expenses in 2025, as no comparable system development agreements were in effect during that period.

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

Continuing Operations

For the three months ended March 31, 2026, loss on market price of stablecoins and digital assets from continuing operations totaled $278,370, consisting of: (a) loss on market price of Bitcoin of $193,430; (b) gain on market price of USD Coin of $290; (c) loss on market price of Solana (SOL) of $41,380; and (d) loss on market price of Filecoin (held outside the mining node structure) of $43,850.

For the three months ended March 31, 2025, loss on market price of stablecoins and digital assets from continuing operations totaled $68,592, which solely from loss on market price of Filecoin (held outside the mining node structure).

These losses relate primarily to digital assets held in Chaince Cayman’s corporate wallet and reflect declines in market prices during the period. These amounts are included in “Loss on market price of stablecoins and digital assets” within continuing operations in the consolidated statements of operations.

Discontinued Operations

For the three months ended March 31, 2026, Loss on market price of stablecoins and digital assets from discontinued operations totaled $126,716, consisting of: (a) $127,686 loss attributable to Filecoins held in MFH Tech’s Filecoin mining node accounts; and (b) $970 gain arising from fair value adjustments to FIL-denominated receivables and payables associated with the Filecoin mining business.

For the three months ended March 31, 2025, Loss on market price of stablecoins and digital assets from discontinued operations totaled $465,256, consisting of: (a) $486,788 loss attributable to Filecoins held in MFH Tech’s Filecoin mining node accounts; and (b) $21,532 gain arising from fair value adjustments to FIL-denominated receivables and payables associated with the Filecoin mining business.

The FIL-denominated receivables and payables were settled or measured in Filecoin and were therefore subject to remeasurement based on changes in FIL market prices. Because these balances are directly related to the mining business, the associated fair value adjustments have been classified within discontinued operations in accordance with ASC 205-20.

Overall Volatility Considerations

The increase in total fair value losses in 2026 compared to prior periods was primarily driven by declines in Filecoin market prices and continued price volatility in major cryptocurrencies. Under the fair value model required by ASU 2023-08, the Company’s results of operations are subject to increased volatility as both upward and downward market movements are recognized in earnings each reporting period.

Interest income/(expenses), net

The Company’s interest income/(expenses), net consist of (i) convertible notes interest costs, and (ii) interest income from cash deposits and short-term investments.

The Company’s interest income/(expenses), net for the three months ended March 31, 2026 amounted to $251,913, consisted of nil in convertible notes interest costs, and positive $251,913 in interest income from cash deposits and short-term investments.

The Company’s interest income/(expenses), net for the three months ended March 31, 2025 amounted to $51,181, consisted of negative $60,137 in convertible notes interest costs, and positive $111,318 in interest income from cash deposits and short-term investments and providing loans to external parties.

Gain/(loss) from market price of short-term investment

The gain from market price of short-term investment for the three months ended March 31, 2026 and 2025 consists primarily of the net gain from the market price changes of the common stocks and ETFs held by the Company.

Loss before income taxes

Loss before income taxes was $ $1,119,362 for the three months ended March 31, 2026, compared with loss before income taxes of $799,072 for the three months ended March 31, 2025.

Income tax benefits

We recorded income tax benefits of $32,709 for the three months ended March 31, 2026 and income tax benefits of $95,310 for the three months ended March 31, 2025.

Loss from continuing operations

Loss from continuing operations was $1,086,653 for the three months ended March 31, 2026, compared with loss from continuing operations of $ $703,762 for the three months ended March 31, 2025.

Loss from discontinued operations

For the three months ended March 31, 2026, the Company recognized a loss from discontinued operations of $ 265,791, compared to $597,716 for the three months ended March 31, 2025.

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

Operating Results of the Mining Business

For the three months ended March 31, 2026, revenue from the Filecoin mining operations was $37,727, compared to $116,334 in 2025. Revenue fluctuations were primarily driven by changes in mining output and market prices of FIL at the time rewards were received.

Cost of revenue for the three months ended March 31, 2026 was $175,668, primarily consisting of mining equipment depreciation, facility lease and electricity costs, software-related expenses, and other operational costs necessary to maintain node operations. The mining business continued to generate negative gross margins during the year.

Nature of the Loss

The 2026 loss from discontinued operations was driven primarily by: (a) ongoing negative operating margins from mining activities; (b) Impairment charges recognized in connection with the wind-down decision; and (c) fair value volatility of FIL holdings and FIL-denominated balances.

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

Net loss

As a result of the foregoing factors, we recorded a net loss of $1,352,444 for the three months ended March 31, 2026, as compared to a net loss of $1,301,478 for the three months ended March 31, 2025.

Liquidity and Capital Resources

Primary Sources of Liquidity

Our primary sources of liquidity consist of existing cash and cash equivalents, cash flows from operating activities, and proceeds from financing activities.

As of March 31, 2026, we had cash and cash equivalents of $36,718,776, stablecoins (USD Coins) of $2,893,518, digital assets of $843,968, and total equity of $46,964,404. The increase in cash during 2026 was primarily driven by equity financing activities, partially offset by cash used in operating and investing activities.

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

Cash Flows

Cash Flows for the three months ended March 31, 2026, compared to the three months ended March 31, 2026

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended March 31,		Variance in
	2026	2025	Amount	%
Net cash used in operating activities	(803,233)	(800,059)	(3,174)	0.40%
Net cash used in investing activities	(137,164)	(937,233)	800,069	-85.37%
Net cash provided by financing activities	3,839,040	3,666,900	172,140	4.69%
Effect of exchange rate changes	64	20	44	220.00%
Net change in cash and cash equivalents	$2,898,707	$1,929,628	$969,079	50.22%
Cash and cash equivalents, beginning of the year	33,820,069	24,009,331	9,810,738	40.86%
Cash and cash equivalents, end of the year	$36,718,776	$25,938,959	$10,779,817	41.56%

For the three months ended March 31, 2026, net increase in cash and cash equivalents was $2,898,707, compared to $1,929,628 for the three months ended March 31, 2025. Cash and cash equivalents were $36,718,776 as of March 31, 2026, compared to $25,938,959 as of March 31, 2025. The increase in cash during the three months ended March 31, 2026 was primarily driven by financing activities, partially offset by cash used in operating and investing activities.

Operating Activities

Net cash used in operating activities was $803,233 for the three months ended March 31, 2026, compared to $800,059 for the three months ended March 31, 2024.

2026 Operating Cash Flow

For the three months ended March 31, 2026, our net cash used in operating activities was $803,233, reflecting a combination of net cash used in continuing operations of $680,316 and net cash used in discontinued operations of $122,917.

The net cash used in continuing operations was primarily attributable to (i) our net loss from continuing operations of $1,086,653, (ii) an adjustment of deducted non-cash profit and loss items of a positive net amount of $747,617, mainly provision for doubtful accounts, inclusive of depreciation, loss from selling short-term investments, exchange gains and losses, loss on market price of short-term investment, Loss on market price of stablecoins and digital assets, loss on share-based payment liabilities, interest income/(expenses), stock-based compensations, gain from debt forgiveness, non-cash revenue or gain, non-cash expenses, gain from deregistration of subsidiaries, and other income or loss, (iii) changes in working capital that negatively affected the cash flow from operating activities, primarily including: a decrease of $27,402 in clearing deposits, a decrease of $134,831 in accounts receivable, a decrease of $13,048 in prepaid expenses and other current assets, a decrease of $11,778 in accounts payable, a decrease of $215,384 in advance from customers and deferred revenues, an increase of $69,037 in operating lease liabilities, and a decrease of $318,292 in accrued expenses and other current liabilities, and (iv) Changes in non-current assets and liabilities negatively affected cash flows from operating activities, primarily as a result of a decrease in right-of-use assets of $80,232, an increase in deferred tax assets of $32,709, partially offset by a decrease in operating lease liabilities of $87,667.

Operating cash flows also included the effects of discontinued operations. Cash flows attributable to the Filecoin mining business primarily consisted of operating lease payments, electricity and hosting expenses, and mining-related costs incurred during the wind-down period.

Although the Company continued to generate advisory revenue growth in the three months ended March 31, 2026, operating cash flow remained negative due to expansion-related working capital requirements and the continued wind-down of the mining operations.

2025 Operating Cash Flow

For the three months ended March 31, 2025, our net cash used in operating activities was $800,059, reflecting a combination of net cash used in continuing operations of $740,278 and net cash used in discontinued operations of $59,781.

The net cash used in continuing operations was primarily attributable to: (i) our net loss from continuing operations of $703,762; (ii) an adjustment of deducted non-cash profit and loss items of a positive net amount of $288,671, mainly inclusive of provision for doubtful accounts, depreciation, gain from selling short-term investments, exchange gains and losses, gain from market price of short-term investment, Loss on market price of stablecoins and digital assets, interest income/(expenses), non-cash revenue or gain, non-cash expenses, and other income or loss; (iii) changes in working capital that negatively affected the cash flow from operating activities, primarily including: an increase of $57,795 in prepaid expenses and other current assets, an increase of $32,517 in accounts payable, a decrease of $10,065 in advance from customers and deferred revenues, a decrease of $93,056 in operating lease liabilities, and a decrease of $339,808 in accrued expenses and other current liabilities; and (iv) changes in non-current assets and liabilities that positively affected the cash flow from operating activities, primarily including: a decrease of $238,330 in right-of-use assets, an increase of $95,310 in deferred tax assets.

Operating cash flows in 2025 also included cash outflows related to Filecoin mining activities, which were presented within discontinued operations.

Quarter-over-quarter, the improvement in operating cash flow of continuing operations in 2026 compared to 2025 was primarily attributable to reduced working capital outflows and changes in operating lease liabilities.

Investing Activities

Net cash used in investing activities was $137,164 for the three months ended March 31, 2026, compared to net cash used in investing activities of $937,233 for the three months ended March 31, 2025.

2026 Investing Cash Flow

For the three months ended March 31, 2026, our net cash used in investing activities was $137,164, reflecting net cash used in continuing operations of $137,164. The net cash used in continuing operations was primarily attributable to cash received from short-term investment interests and dividends of $4,914, cash paid for purchasing digital assets of $125,828, cash paid for property and equipment of $11,336, and cash paid for short-term investments of $4,914.

2025 Investing Cash Flow

For the three months ended March 31, 2025, our net cash used in investing activities was $937,233, reflecting net cash used in continuing operations of $937,233. The net cash used in continuing operations was primarily attributable to cash received from short-term investment interest and dividends of $6,457, and cash paid for short-term investments of $943,690.

Financing Activities

Net cash provided by financing activities was $3,839,040 for the three months ended March 31, 2026, compared to net cash provided by financing activities of 3,666,900 for the three months ended March 31, 2025.

2026 Financing Cash Flow

For the three months ended March 31, 2026, our net cash provided by financing activities was $3,839,040. This cash flow was solely derived from continuing operations and was primarily attributed to cash received from equity financing of $3,839,040.

2025 Financing Cash Flow

For the three months ended March 31, 2025, our net cash provided by financing activities was $3,666,900. This cash flow was solely derived from continuing operations and was primarily attributed to cash received from private placement of $8,041,900, cash paid for repaying the convertible notes of $4,000,000, and cash paid for financing related financial advisory fees of $375,000.

Cash and Cash Equivalents, and Restricted Cash

As of March 31, 2026, the Company had cash and cash equivalents of $36,718,776, compared to $33,820,069 as of December 31, 2025.

The increase in cash and cash equivalents in the three months ended March 31, 2026 was primarily attributable to net proceeds from equity financing activities, partially offset by operating cash outflows and investing activities during the period.

Short-term Investments

As of March 31, 2026, the Company held short-term investments of $3,182,618, primarily consisting of U.S. Treasury Bill, ETFs, certificates of deposit, and common stock received in exchange for consulting services, compared to $2,243,567 as of December 31, 2025.

Stablecoins and Digital Assets

As of March 31, 2026, the Company held stablecoins and digital assets from continuing operations with an aggregate fair value of $3,737,486, consisting of USD Coin, Bitcoin, Solana, and Filecoin, compared to $4,027,522 as of December 31, 2025.

Effective January 1, 2024, the Company adopted ASU 2023-08, under which digital assets are measured at fair value with changes in fair value recognized in net income. Accordingly, the carrying amounts of digital assets as of March 31, 2026 and December 31, 2025 reflect fair value measurement at the respective reporting dates.

As previously disclosed, digital assets associated with the Company’s discontinued Filecoin mining operations are presented separately within discontinued operations in the consolidated financial statements.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2026, management is not aware of any pending or threatened claims that, if adversely determined, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2026 and 2025 were $137,164 and $937,233, respectively.

Capital expenditures in the three months ended March 31, 2026 primarily related to purchases of digital assets of $125,828. Capital expenditures in the three months ended March 31, 2025 were $943,690, primarily related to purchases of short-term investments.

The Company expects to fund future capital expenditures primarily through existing cash and cash equivalents. The level and timing of future capital expenditures will depend on the Company’s strategic initiatives, operating performance, and market conditions.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2026:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease commitments	1,110,896	286,415	791,046	33,435
Total	$1,110,896	$286,415	$791,046	$33,435

Other than those shown above, we did not have any significant capital and other commitments as of March 31, 2026.

Off-balance Sheet Commitments and Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management has concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective, due to the material weaknesses identified by us, which are described under “Management’s Annual Report on Internal Control over Financial Reporting” of our Annual Report on Form 10-K.

(b) Changes in Internal Control Over Financial Reporting. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company or its subsidiaries may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the Company will seek to include in its financial statements the necessary provisions for losses that it believes are probable and estimable. Furthermore, the Company will seek to evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. The Company currently does not have any material pending legal proceedings to which it or any of its subsidiaries is a party or of which any of their property is the subject. See also Item 2 of Part I of this Quarterly Report on Form 10-Q and Item 3 of Part I of our Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and are not required to provide the information required by this Item 3.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.
(b)	None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a)	None.
(b)	None.
(c)	During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 1.1 of the Annual Report on Form 20-F filed with the SEC on April 23, 2024)
10.1*+	Securities Purchase Agreement dated as of February 25, 2026
31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

+	Certain portions of this exhibit have been redacted because it is both not material and is the type of information that the Company treats as private or confidential. The Company agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chaince Digital Holdings Inc.
(Registrant)

Date: May 14, 2026	By:	/s/ Shi Qiu
Shi Qiu
Chief Executive Officer and Director

Date: May 14, 2026	By:	/s/ Yukuan Zhang
Yukuan Zhang
Chief Financial Officer

