Form 10-K/A
period 2025-12-31
Chaince Digital Holdings Inc.
filed 2026-08-10
CIK 1527762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of ordinary shares of the registrant outstanding as of August 7, 2026 was 79,409,800.

EXPLANATORY NOTE

Chaince Digital Holdings Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “Original Form 10-K”), to amend the disclosure under Item 13 of Part III of the Original Form 10-K to expand and clarify the Company’s disclosure regarding its reliance, as a foreign private issuer, on home country corporate governance practices pursuant to Nasdaq Listing Rule 5615(a)(3), including its reliance on home country practice in lieu of the shareholder approval requirements under Nasdaq Listing Rule 5635(d).

In addition, pursuant to applicable SEC rules, Item 15 of Part IV has been amended to include contemporaneously dated certifications of the Registrant’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”) which are filed as Exhibits 31.1 and 31.2 hereto. Because this Amendment No. 1 on Form 10-K/A does not contain any financial statements or other financial information, nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K of the Securities Act of 1933, as amended: (i) paragraphs 3, 4 and 5 of the 302 Certifications have been omitted and (ii) no certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment No. 1.

Except as expressly described above, this Amendment does not amend, update or otherwise modify any other information contained in the Original Form 10-K and does not reflect events occurring after the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s subsequent filings with the SEC.

PART III

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

Foreign Private Issuer Status:

We are incorporated in the Cayman Islands and our corporate governance practices are governed by applicable Cayman Islands law. In addition, because our ordinary shares are listed on Nasdaq, we are subject to Nasdaq’s corporate governance requirements. Nasdaq Listing Rule 5615(a)(3) permits a foreign private issuer like us to follow home country practices in lieu of certain requirements of Rule 5600, provided that such foreign private issuer discloses in its annual report filed with the SEC each requirement of Rule 5600 that it does not follow and describes the home country practice followed in lieu of such requirement.

We have informed Nasdaq that we will follow home country practice in place of all of the requirements of Rule 5600 other than those rules which we are required to follow pursuant to the provisions of Rule 5615(a)(3). Certain of such requirements of Rule 5600 are as follows:

●	Rule 5605(b), pursuant to which (i) a majority of the board of directors must be comprised of Independent Directors, and (ii) the Independent Directors must have regularly scheduled meetings at which only Independent Directors are present.

●	Rule 5605(c) (other than those parts as to which the home country exemption is not applicable), pursuant to which each company must have, and certify that it has and will continue to have, an audit committee of at least three members, each of whom must meet criteria set forth in Rule 5605(c)(2)(A).

●	Rule 5605(d), pursuant to which each company must (i) certify that it has adopted a formal written compensation committee charter and that the compensation committee will review and reassess the adequacy of the formal written charter on an annual basis, and (ii) have a compensation committee of at least two members, each of whom must be an Independent Director.

●	Rule 5605(e), pursuant to which director nominees must be selected, or recommended for the Board’s selection, either by Independent Directors constituting a majority of the Board’s Independent Directors in a vote in which only Independent Directors participate, or a nominations committee comprised solely of Independent Directors.

●	Rule 5610, pursuant to which each company shall adopt a code of conduct applicable to all directors, officers and employees.

●	Rule 5620(a), pursuant to which each company listing common stock or voting preferred stock, or their equivalents, shall hold an annual meeting of shareholders no later than one year after the end of the issuer’s fiscal year-end.

●	Rule 5620(b), pursuant to which each company shall solicit proxies and provide proxy statements for all meetings of shareholders and shall provide copies of such proxy solicitation to Nasdaq.

●	Rule 5620(c), pursuant to which each company that is not a limited partnership shall provide for a quorum as specified in its by-laws for any meeting of the holders of common stock; provided, however, that in no case shall such quorum be less than 33⅓% of the outstanding shares of the company’s common voting stock.

●	Rule 5630, pursuant to which each company that is not a limited partnership shall conduct an appropriate review and oversight of all related party transactions for potential conflict of interest situations on an ongoing basis by the company’s audit committee or another independent body of the board of directors.

●	Rule 5635(a), pursuant to which shareholder approval is required in certain circumstances prior to an issuance of securities in connection with the acquisition of the stock or assets of another company.

●	Rule 5635(b), pursuant to which shareholder approval is required prior to the issuance of securities when the issuance or potential issuance will result in a change of control of the company.

●	Rule 5635(c), pursuant to which shareholder approval is required prior to the issuance of securities when a stock option or purchase plan is to be established or materially amended or other equity compensation arrangement made or materially amended, pursuant to which stock may be acquired by officers, directors, employees, or consultants, subject to certain exceptions.

●	Rule 5635(d), pursuant to which shareholder approval is required prior to a “20% Issuance,” as defined in such rule, at a price that is less than the “Minimum Price,” as defined in such rule. A “20% Issuance” means a transaction, other than a public offering as defined in IM-5635-3, involving the sale, issuance or potential issuance by the company of common stock (or securities convertible into or exercisable for common stock), which alone or together with sales by officers, directors or Substantial Shareholders of the company equals 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance. “Minimum Price” means a price that is the lower of: (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the binding agreement; or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the binding agreement.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the exhibit list of the Original Form 10-K. The following list of exhibits sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this Item.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
101* 104	Interactive Data File pursuant to Rule 405 of Regulation S-T. Cover Page Interactive Data File (formatted as Inline iXBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chaince Digital Holdings Inc.
(Registrant)

Date: August 10, 2026	By:	/s/ Shi Qiu
Shi Qiu
Chief Executive Officer and Director