Form 10-Q
period 2026-06-30
Chaince Digital Holdings Inc.
filed 2026-08-14
CIK 1527762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of ordinary shares of the registrant outstanding as of August 14, 2026 was 110,003,800.

CHAINCE DIGITAL HOLDINGS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED June 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except for number of shares and per share data)

	Note	June 30, 2026	December 31, 2025
ASSETS:
Current assets:
Cash and cash equivalents	6	30,973,382	33,820,069
Clearing deposit		90,065	132,536
Short-term investments	7	12,803,368	2,243,567
Stablecoins	8	562,481	2,904,894
Digital assets	9	738,653	1,122,628
Accounts receivable		109,450	300,076
Interest receivable		204,502	38,056
Other receivables	10	2,212,968	2,231,491
Prepaid expenses and other current assets, net		14,833	19,807
Current assets of discontinued operations	5	19,195	2,366,332
Total current assets		$47,728,897	$45,179,456

Non-current assets:
Operating right-of-use assets, net	11	829,066	989,530
Property and equipment, net		16,102	7,007
Intangible assets, net		120,000	120,000
Deferred tax assets	12	249,320	112,832
Security deposit		63,648	63,648
Other long-term investments		122,600	122,600
Total non-current assets		$1,400,736	$1,415,617

TOTAL ASSETS		$49,129,633	$46,595,073

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Deferred revenue		805,687	230,653
Accounts payable		271,139	149,018
Other payables		88,181	189,000
Accrued expenses and other current liabilities		222,689	459,923
Operating lease liabilities	11	346,192	270,497
Current liabilities of discontinued operations	5	—	457,985
Total current liabilities		$1,733,888	$1,757,076

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	Note	June 30, 2026	December 31, 2025

LIABILITIES AND SHAREHOLDERS’ EQUITY (CONTINUED):

Non-current liabilities:
Lease liabilities	11	603,367	780,603
Deferred tax liabilities	12	25,200	25,200
Total non-current liabilities		$628,567	$805,803

TOTAL LIABILITIES		$2,362,455	$2,562,879

Commitments and contingencies	16

Shareholders’ equity:
Ordinary shares ($0.004 par value, 1,000,000,000 shares authorized as of June 30, 2026, 79,443,800 and 72,883,130 shares issued and outstanding as of June 30, 2026 and December 31, 2025 respectively)	13	317,794	291,551
Subscription receivable	13	(882,360)	—
Additional paid-in capital		734,260,961	728,211,983
Accumulated deficit		(688,004,085)	(685,546,641)
Accumulated other comprehensive income		1,074,868	1,075,301
Total shareholders’ equity		$46,767,178	$44,032,194

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$49,129,633	$46,595,073

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. dollars, except for number of shares and per share data)

		For the three months ended June 30,		For the six months ended June 30,
	Notes	2026	2025	2026	2025
Revenues:
Financial services and advisory businesses	2	463,206	233,504	970,752	258,569
Total revenues		$463,206	$233,504	$970,752	$258,569

Cost of revenue:
Financial services and advisory businesses	2	(240,651)	(93,139)	(530,172)	(160,551)
Total cost of revenue		$(240,651)	$(93,139)	$(530,172)	$(160,551)
Gross profit		$222,555	$140,365	$440,580	$98,018

Operating expenses:
Sales and marketing		(12,918)	(29,065)	(34,066)	(58,131)
General and administrative		(1,482,328)	(984,740)	(2,626,440)	(1,698,162)
Research and development		(83,542)	—	(167,084)	—
Provision for doubtful accounts		(41,853)	—	(40,795)	—
Total operating expenses		$(1,620,641)	$(1,013,805)	$(2,868,385)	$(1,756,293)
Operating loss from continuing operations		$(1,398,086)	$(873,440)	$(2,427,805)	$(1,658,275)

Interest income/(expenses), net		273,978	120,250	525,891	171,431
Other (expenses)/income, net		3	—	(111)	15
(Loss)/gain from market price of short-term investment		82,191	315	19,119	3,474
Loss on market price of stablecoins and digital assets	8, 9	(110,597)	(13,831)	(388,967)	(82,423)
Gain/loss on share-based payment liability		—	(73,500)	—	(73,500)
Loss before provision for income taxes		$(1,152,511)	$(840,206)	$(2,271,873)	$(1,639,278)
Income tax benefits	12	103,779	58,786	136,488	154,096
Loss from continuing operations		$(1,048,732)	$(781,420)	$(2,135,385)	$(1,485,182)

Discontinued operations:
Loss from discontinued operations	5	(56,268)	(764,932)	(322,059)	(1,362,648)
Net loss		$(1,105,000)	$(1,546,352)	$(2,457,444)	$(2,847,830)

Net loss attributable to holders of ordinary shares of Chaince Digital Holdings Inc.		$(1,105,000)	$(1,546,352)	$(2,457,444)	$(2,847,830)

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

		For the three months ended June 30,		For the six months ended June 30,
	Notes	2026	2025	2026	2025
					(as restated)
Numerator
Net loss attributable to holders of ordinary shares of Chaince Digital Holdings Inc.		$(1,105,000)	$(1,546,352)	$(2,457,444)	$(2,847,830)
Continuing operations		(1,048,732)	(781,420)	(2,135,385)	(1,485,182)
Discontinued operations		(56,268)	(764,932)	(322,059)	(1,362,648)

Denominator
Weighted average shares used in calculating basic net loss per ordinary share	15	78,053,051	63,694,896	76,027,737	63,562,650
Weighted average shares used in calculating diluted net loss per ordinary share	15	78,053,051	63,694,896	76,027,737	63,562,650

Net loss per ordinary share
Basic	15	(0.01)	(0.02)	(0.03)	(0.04)
Diluted	15	(0.01)	(0.02)	(0.03)	(0.04)
Net loss per ordinary share from continuing operations
Basic	15	(0.01)	(0.01)	(0.03)	(0.02)
Diluted	15	(0.01)	(0.01)	(0.03)	(0.02)
Net loss per ordinary share from discontinued operations
Basic	15	(0.00)	(0.01)	(0.00)	(0.02)
Diluted	15	(0.00)	(0.01)	(0.00)	(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

		For the three months ended June 30,		For the six months ended June 30,
	Notes	2026	2025	2026	2025
					(as restated)
Net loss		$(1,105,000)	$(1,546,352)	$(2,457,444)	$(2,847,830)
Change in cumulative foreign currency translation adjustment		(207)	(8,501)	(433)	(12,248)
Comprehensive loss		$(1,105,207)	$(1,554,853)	$(2,457,877)	$(2,860,078)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except for number of shares and per share data)

	Ordinary shares				Accumulated		Total Chaince Digital
	Number of shares	Amount	Additional paid-in Capital	Accumulated deficit	other comprehensive income/(loss)	Subscription receivables	Holdings Inc. shareholders’ equity	Total Shareholders’ equity
Balance as of April 1, 2026	79,409,800	317,658	733,662,716	(686,899,085)	1,075,075	(1,191,960)	46,964,404	46,964,404
Share-based compensation (Note 14)	18,000	72	24,976	—	—	—	25,048	25,048
Issuance of shares in the private placement (Note 13)	—	—	—	—	—	309,600	309,600	309,600
Issuance of shares as consideration for professional services (Note 14)	16,000	64	573,269	—	—	—	573,333	573,333
Net loss	—	—	—	(1,105,000)	—	—	(1,105,000)	(1,105,000)
Foreign currency translation	—	—	—	—	(207)	—	(207)	(207)
Balance as of June 30, 2026	79,443,800	317,794	734,260,961	(688,004,085)	1,074,868	(882,360)	46,767,178	46,767,178

	Ordinary shares				Accumulated		Total Chaince Digital
	Number of shares	Amount	Additional paid-in Capital	Accumulated deficit	other comprehensive income/(loss)	Subscription receivables	Holdings Inc. shareholders’ equity	Total Shareholders’ equity
Balance as of January 1, 2026	72,883,130	291,551	728,211,983	(685,546,641)	1,075,301	—	44,032,194	44,032,194
Share-based compensation (Note 14)	44,670	179	136,543	—	—	—	136,722	136,722
Issuance of shares in the private placement (Note 13)	6,500,000	26,000	5,005,000	—	—	(882,360)	4,148,640	4,148,640
Issuance of shares as consideration for professional services (Note 14)	16,000	64	907,435	—	—	—	907,499	907,499
Net loss	—	—	—	(2,457,444)	—	—	(2,457,444)	(2,457,444)
Foreign currency translation	—	—	—	—	(433)	—	(433)	(433)
Balance as of June 30, 2026	79,443,800	317,794	734,260,961	(688,004,085)	1,074,868	(882,360)	46,767,178	46,767,178

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	Ordinary shares				Accumulated	Total Chaince Digital
	Number of shares	Amount	Additional paid-in Capital	Accumulated deficit	other comprehensive loss	Holdings Inc. shareholders’ equity	Total Shareholders’ equity
Balance as of April 1, 2025	63,686,563	254,765	711,252,377	(681,750,288)	1,185,968	30,942,822	30,942,822
Share-based compensation (Note 14)	24,999	100	175,893	—	—	175,993	175,993
Net loss	—	—	—	(1,546,352)	—	(1,546,352)	(1,546,352)
Foreign currency translation	—	—	—	—	(8,501)	(8,501)	(8,501)
Balance as of June 30, 2025	63,711,562	254,865	711,428,270	(683,296,640)	1,177,467	29,563,962	29,563,962

	Ordinary shares				Accumulated	Total Chaince Digital
	Number of Shares	Amount	Additional paid-in Capital	Accumulated deficit	other comprehensive loss	Holdings Inc. shareholders’ equity	Total Shareholders’ equity
				(as restated)		(as restated)	(as restated)
Balance as of January 1, 2025	62,299,897	249,218	703,098,695	(680,448,810)	1,189,715	24,088,818	24,088,818
Share-based compensation (Note 14)	41,665	167	293,155	—	—	293,322	293,322
Issuance of shares in the private placement (Note 13)	1,370,000	5,480	8,036,420	—	—	8,041,900	8,041,900
Net loss	—	—	—	(2,847,830)	—	(2,847,830)	(2,847,830)
Foreign currency translation	—	—	—	—	(12,248)	(12,248)	(12,248)
Balance as of June 30, 2025	63,711,562	254,865	711,428,270	(683,296,640)	1,177,467	29,563,962	29,563,962

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars, except for number of shares and per share data)

	For the six months ended June 30,
	2026	2025
		(as restated)
Cash flows from operating activities:
Net loss	(2,457,444)	(2,847,830)
Less: Net loss from discontinued operations	(322,059)	(1,362,648)
Net loss from continuing operations	(2,135,385)	(1,485,182)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	40,795	—
Depreciation of property and equipment	2,241	127,198
Exchange gains and losses	325	1,012
Loss/(gain) from market price of short-term investment	(19,119)	(3,474)
Loss on market price of stablecoins and digital assets	388,967	82,423
Gain/loss on share-based payment liability	—	73,500
Interest income from short-term investment and providing loans	(87,476)	(114,249)
Interest cost of convertible note and borrowing Filecoins	—	103,767
Share-based compensation	1,044,202	293,322
Non-cash revenue or gain	(246,249)	—
Non-cash expenses	11,667	—

Changes in operating assets and liabilities, net of effect of acquisitions:
Clearing deposit	42,471	(100,445)
Accounts receivable	119,831	(118,876)
Other receivables	1,509,409	202,703
Prepaid expenses and other current assets	(44,621)	(172,081)
Right-of-use assets	160,464	158,887
Deferred tax assets	(136,488)	(154,096)
Accounts payable	215,991	—
Advance from customers and deferred revenues	(83,717)	285,307
Other payables	44,137	258,740
Accrued expenses and other current liabilities	(412,441)	(282,926)
Lease liabilities	(101,541)	(187,281)
Net cash provided by / (used in) operating activities in continuing operations	$313,463	$(1,031,751)
Net cash used in operating activities in discontinued operations	(214,835)	(297,187)
Net cash provided by/ (used in) operating activities	$98,628	$(1,328,938)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	For the six months ended June 30,
	2026	2025

Cash flows from investing activities:
Cash from receiving short-term investment interest and dividends	4,914	301
Cash from selling short-term investments	154,871	—
Cash from selling cryptocurrencies	2,891,714	—
Payments for purchasing digital assets	(125,828)	—
Payments for purchasing property and equipment	(11,336)	—
Cash paid for short-term investments	(9,698,900)	(1,094,896)
Net cash (used in)/provided by investing activities in continuing operations	$(6,784,565)	$(1,094,595)
Net cash provided by investing activities in discontinued operations	—	—
Net cash (used in)/provided by investing activities	$(6,784,565)	$(1,094,595)
Cash flows from financing activities:
Issuance of ordinary shares	3,839,040	8,041,900
Convertible notes	—	(4,000,000)
Financing costs	—	(375,000)
Net cash provided by financing activities in continuing operations	$3,839,040	$3,666,900
Net cash provided by financing activities in discontinued operations	—	—
Net cash provided by financing activities	$3,839,040	$3,666,900

Effect of exchange rate changes by continuing operations	210	53
Effect of exchange rate changes by discontinued operations	—	—
Effect of exchange rate changes	$210	$53

(Decrease)/increase in cash and cash equivalents	$(2,846,687)	$1,243,420

Cash and cash equivalents, beginning of the period	$33,820,069	$24,009,331

Cash and cash equivalents of continuing operations, end of the period	30,973,382	25,252,751
Cash and cash equivalents of discontinued operations, end of the period	—	—
Cash and cash equivalents, end of the period	$30,973,382	$25,252,751

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

On December 12, 2025, the Company entered into a comprehensive agreement pursuant to which substantially all Filecoin mining equipment was sold to a third party. Under the terms of the agreement, the Company leased back the equipment through April 30, 2026 solely to allow existing Filecoin mining nodes to naturally expire.  All of the mining nodes had ceased operations by June 30, 2026.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

As of June 30, 2026, the Company’s subsidiaries are as follows:

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

2. RECLASSIFICATION AND RESTATEMENT

Revenue and Cost of Revenue Presentation Reclassification

Certain prior-period amounts in the consolidated statements of operations have been reclassified to conform to the current period presentation.

To better reflect the Company’s current business structure and operating focus, revenues previously presented under categories such as “Business consultation services” and “Other services” have been combined and reclassified as “Financial services and advisory businesses.” In addition, certain cost of revenue items previously presented separately have been reclassified to conform to the current period presentation.

These reclassifications have been applied retrospectively to the comparative prior-period presentations, including the three and six months ended June 30, 2025, to conform to the current period presentation.

These reclassifications did not affect previously reported total revenues, cost of revenues, gross profit, net loss, total assets, total liabilities, shareholders’ equity, or cash flows for any period presented.

Reclassification of Stablecoins and Digital Asset Fair Value Changes

Certain prior-period amounts in the condensed consolidated statements of operations have been reclassified to conform to the current period presentation and to better reflect the nature of the Company’s operating activities.

Historically, gains and losses arising from changes in the market prices of stablecoins and digital assets held by the Company were presented as operating items. During the current period, management reassessed the nature of these activities and determined that the Company’s current business operations are primarily focused on financial services and advisory businesses. Accordingly, passive gains or losses arising from the market price fluctuations of stablecoins and digital assets held as investments, rather than generated through active trading or investment strategies, are not considered part of the Company’s operating performance.

Therefore, such gains and losses have been reclassified and presented as non-operating income or expenses in the condensed consolidated statements of operations. This presentation reflects management’s view that passive changes in the fair value of digital assets and investment holdings are financing or investment-related activities rather than operating activities.

These reclassifications have been applied retrospectively to the comparative prior-period presentations, including the three and six months ended June 30, 2025, to conform to the current period presentation.

These reclassifications did not affect previously reported total revenues, operating income (loss), net loss, total assets, total liabilities, shareholders’ equity, or cash flows for any period presented.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Reclassification of Balance Sheet and Cash Flow Statement Presentation

Reclassification of Financial Statement Presentation

Certain prior-period amounts in the condensed consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform to the current period presentation and to provide more transparent disclosure of the nature of the Company’s assets, liabilities, and operating activities.

As of December 31, 2025, certain balances previously included within “Prepaid expenses and other current assets, net” have been separately presented as “Other receivables” in the condensed consolidated balance sheets. These balances primarily consist of loan receivables from non-related parties and other receivables from non-related parties.

In addition, certain balances previously included within “Accrued expenses and other current liabilities” have been separately presented as “Other payables” and “Amounts due to related parties” in the condensed consolidated balance sheets.

The Company has also revised the presentation of certain prior-period amounts in the consolidated statements of cash flows to conform to the current period presentation. Specifically, amounts previously presented within changes in “Prepaid expenses and other current assets” have been separately presented as changes in “Other receivables” and “Prepaid expenses and other current assets.” In addition, amounts previously presented within changes in “Accrued expenses and other current liabilities” have been separately presented as changes in “Other payables,” “Amounts due to related parties,” and “Accrued expenses and other current liabilities.”

These reclassifications were made solely to improve the presentation and transparency of the Company’s financial position and cash flows and did not affect previously reported total assets, total liabilities, total shareholders’ equity, net loss, or net cash provided by (used in) operating activities for any period presented.

Reclassification and Presentation of Discontinued Operations

Certain prior-period amounts have been reclassified to reflect the presentation of the Company’s Filecoin mining business as discontinued operations. Such reclassifications were made to conform the comparative financial statement presentation with the current period presentation and did not affect previously reported total revenues, net loss, total assets, total liabilities, shareholders’ equity, or cash flows.

Following the Company’s decision in December 2025 to discontinue its Filecoin mining business, the Company classified the related operations as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations. The operating results of that business, which had previously been reported within “Distributed storage and computing services,” have been reclassified to discontinued operations. Accordingly, the comparative prior-period results of operations for the three and six months ended June 30, 2025 have been reclassified to present the Filecoin mining business as discontinued operations in the consolidated statements of operations.

Cash flows attributable to the discontinued operations have also been reclassified and presented separately in the consolidated statements of cash flows. In addition, assets and liabilities directly associated with the discontinued operations have been reclassified and presented as separate line items in the condensed consolidated balance sheets for all periods presented. See Note 5 — “Discontinued Operations.”

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Restatement of Previously Issued Interim Financial Statements Related to Income Tax Items

During the preparation of the Company’s consolidated financial statements for the three and six months ended June 30, 2026, the Company identified an error in the accounting for income taxes included in its previously issued consolidated financial statements for the three and six months ended June 30, 2025.

The error related to the recognition and measurement of deferred tax assets arising from deductible losses generated by the Company’s U.S. subsidiary. In the previously issued interim financial statements, the Company considered only the U.S. federal income tax effect when calculating the deferred tax benefit associated with such deductible losses and did not appropriately consider the applicable state income tax effect. As a result, the income tax benefit, deferred tax assets, and related income tax rate reconciliation disclosures were not presented appropriately.

The Company has corrected this error by revising the comparative financial information for the three and six months ended June 30, 2025 included in these condensed consolidated financial statements. The correction resulted in an increase in deferred tax assets and a corresponding adjustment to income tax benefit (expense). The correction did not have any impact on the Company’s total revenues, operating results before income taxes, cash flows, or total shareholders’ equity as of June 30, 2025.

The following table summarizes the effects of the correction on the previously issued consolidated financial statements for the six months ended June 30, 2025. The amounts presented also reflect the impact of the discontinued operations reclassification described in Note 5 — “Discontinued Operations.”

	For the six months ended June 30, 2025
Consolidated Statements of Operations	As previously reported	Adjustment	As restated
Income tax benefits	13,334	140,762	154,096
Loss from continuing operations	(2,988,592)	1,503,410	(1,485,182)
Loss from discontinued operations	—	(1,362,648)	(1,362,648)
Net loss	(2,988,592)	140,762	(2,847,830)

	For the six months ended June 30, 2025
Consolidated Statements of Cash Flows	As previously reported	Adjustment	As restated
Net loss	(2,988,592)	140,762	(2,847,830)
Less: Net loss from discontinued operations	—	(1,362,648)	(1,362,648)
Net loss from continuing operations	(2,988,592)	1,503,410	(1,485,182)

Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Deferred tax assets	(13,334)	(140,762)	(154,096)
Net cash used in continuing operations	(1,328,938)	297,187	(1,031,751)
Net cash used in discontinued operations	—	(297,187)	(297,187)
Net cash used in operating activities	(1,328,938)	—	(1,328,938)

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

As of June 30, 2026, the Company had an accumulated deficit of approximately $688 million and incurred a net loss of approximately $2.46 million for the six months ended June 30, 2026. The Company has experienced recurring operating losses. Although the Company generated positive cash flows from operating activities during the current period, it has historically experienced negative cash flows from operating activities. These conditions, when considered in the aggregate, initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern.

As of June 30, 2026, the Company had cash and cash equivalents of approximately $31 million. Management believes that the Company’s existing cash resources are sufficient to fund its planned operations, capital expenditures, and working capital requirements for at least the twelve months following the issuance of these consolidated financial statements.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Principle of consolidation

The consolidated financial statements of the Group include the financial statements of the Company, its subsidiaries in which it has a controlling financial interest. The results of the subsidiaries are consolidated from the date on which the Group obtained control and continue to be consolidated until the date that such control ceases. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. All significant intercompany balances and transactions among the Company and its subsidiaries have been eliminated on consolidation.

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

If an investment involves the acquisition of an asset or group of assets that does not meet the definition of a business, the transaction is accounted for as an asset acquisition. An asset acquisition is recorded at cost, which includes capitalized transaction costs, and does not result in the recognition of goodwill. The cost of the acquisition is allocated to the assets acquired on the basis of relative fair values.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Clearing deposit

The clearing deposit is required to support the Company’s clearing activities and is considered restricted cash, not available for general corporate use.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

According to the clearing agreement signed between the Company’s subsidiary Chaince Securities, LLC (a broker-dealer firm registered with FINRA) and Velocity Clearing LLC (“Velocity”), Chaince Securities, LLC is obligated to establish an account at Velocity which shall at all times contain deposited cash, securities, or a combination of both. As of June 30, 2026, the balance of the Company’s clearing deposit account was $90,065.

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

Stablecoins

Stablecoins represent digital assets that are designed to maintain a stable value relative to a fiat currency. As of June 30, 2026, the Company’s stablecoin holdings consist of USD Coin (“USDC”) and Tether USD (“USDT”), which are blockchain-based digital tokens designed to maintain a value of one U.S. dollar per token and are commonly used for settlement and liquidity management within the digital asset ecosystem.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The Company accounts for its USDC and USDT holdings as digital assets measured at fair value in accordance with ASC 350-60, Accounting for and Disclosure of Digital assets, as adopted by the Company on January 1, 2024. Stablecoins are presented separately from other digital assets when material due to their distinct economic characteristics and relatively stable value compared with other cryptocurrencies.

Changes in the fair value of USDC and USDT are recognized in “Loss on market price of digital assets” (or “Gain/(loss) on digital assets”) in the consolidated statements of operations in the period in which the changes occur. Due to the nature of USDC and USDT as stablecoins designed to maintain parity with the U.S. dollar, fluctuations in fair value are generally minimal.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s acquired broker-dealer license is measured at cost minus impairment loss. We estimated the fair values of the acquired broker dealer license, and no impairment loss was recognized for the three and six months ended June 30, 2026.

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

As of June 30, 2026, the carrying amount of the right to recover the digital assets is zero. The Company continues to pursue legal remedies to recover these assets; however, the timing and outcome of such efforts remain uncertain.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For the six months ended June 30, 2026 and 2025, the Company’s revenues from continuing operations were derived entirely from financial services and advisory activities. Revenue previously generated from distributed storage and computing services, consisting of Filecoin mining operations, has been classified as discontinued operations and is excluded from the Company’s continuing revenue recognition policies.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Changes in contract liabilities primarily relate to the timing difference between the Company’s satisfaction of performance obligations and the receipt of consideration from customers. During the six months ended June 30, 2026, the Company recognized revenue that was included in contract liabilities at the beginning of the period as the related services were performed.

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

For the six months ended June 30, 2026, the Company’s cost of revenue from continuing operations relates solely to its financial services and advisory businesses. Costs associated with distributed storage and computing services, consisting of Filecoin mining operations, have been classified as discontinued operations and are excluded from cost of revenue from continuing operations. The accounting policies for cost of revenue by business line are described below.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Research and Development Expenses

Research and development expenses primarily consist of costs incurred in connection with the development and enhancement of the Company’s technology platforms, including blockchain-related technology development, tokenization platform development, and related technical infrastructure.

The Company enters into technology service arrangements with third-party service providers to support its research and development activities. Certain arrangements provide for compensation in the form of the Company’s ordinary shares. The fair value of equity instruments issued for research and development services is measured based on the fair value of the equity instruments on the grant date and is recognized as research and development expense over the applicable service period when the services are rendered.

In connection with the development of the Company’s tokenization platform network, the Company issued equity instruments to a service provider for technology development services, including the development of tokenization service networks, asset token issuance and trading platforms, compliance and anti-money laundering supporting systems, and related technical architecture. The Company recognizes the related share-based compensation expense ratably over the service period as the Company receives the related research and development services.

The Company evaluates whether costs incurred in connection with technology development activities qualify for capitalization in accordance with applicable accounting guidance. Costs incurred under these arrangements are expensed as incurred unless the criteria for capitalization are met. During the periods presented, the Company determined that the tokenization platform development activities did not meet the criteria for capitalization, and accordingly, the related costs were recognized as research and development expenses.

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

The leasing activities of the Company during the six months ended June 30, 2026 are all for the Company to lease the office as the lessee and the Company classified them as operating leases, among which, the Company signed a long-term lease contract with a term of about 40 months for the New York office. The Company recognized right-of-use assets and lease liabilities on the consolidated balance sheet as of June 30, 2026.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Segment reporting

The Company operates as a single operating segment and has one reportable segment. Operating segments are identified based on the manner in which the Company’s CODM reviews financial information for purposes of assessing performance and allocating resources.

The Company’s Chief Executive Officer serves as the CODM. The CODM reviews the Company’s consolidated financial results, including revenues, cost of revenues, operating expenses, and loss from continuing operations, to evaluate the Company’s financial performance and make resource allocation decisions. The CODM does not regularly review discrete financial information by business line, legal entity, product category, or geographic region for purposes of making operating decisions.

Although the Company conducts business through multiple legal entities and across different jurisdictions, the Company’s operations are managed by a unified management team, and resource allocation and performance evaluation decisions are made based on the Company’s consolidated results. Accordingly, the Company has determined that it operates as one operating segment and one reportable segment.

The following table presents information regularly provided to the CODM and included in the measure of segment profit or loss reviewed by the CODM for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues	463,206	233,504	970,752	258,569
Significant segment expenses:
Cost of revenue	(240,651)	(93,139)	(530,172)	(160,551)
Sales and marketing	(12,918)	(29,065)	(34,066)	(58,131)
General and administrative	(1,482,328)	(984,740)	(2,626,440)	(1,698,162)
Research and development	(83,542)	—	(167,084)	—
Provision for doubtful accounts	(41,853)	—	(40,795)	—
Non-operating income/(expenses) and gain/(losses)	245,575	33,234	155,932	18,997
Loss before provision for income taxes	$(1,152,511)	$(840,206)	$(2,271,873)	$(1,639,278)
Income tax benefits	103,779	58,786	136,488	154,096
Loss from continuing operations	$(1,048,732)	$(781,420)	$(2,135,385)	$(1,485,182)

Non-operating income/(expenses) and gain/(losses) represent the aggregation of multiple non-operating income and expense items and gains and losses presented separately in the Company’s consolidated statements of operations, including, as applicable, interest income/(expenses), gains or losses from market price changes of short-term investments, gains or losses from stablecoins and digital assets, gains or losses related to share-based payment liabilities, and other non-operating income or expenses. Management believes that presenting these items in an aggregated manner in the segment reporting disclosure provides a more meaningful presentation of the information regularly reviewed by the Company’s chief operating decision maker (“CODM”) while maintaining consistency with the consolidated statements of operations.

The significant segment expenses regularly provided to the CODM consist primarily of cost of revenues, sales and marketing expenses, general and administrative expenses, research and development expenses, provision for doubtful accounts, and loss on market price of stablecoins and digital assets. The CODM uses these amounts, together with the consolidated revenue and other income/(expenses) items presented above, to evaluate the Company’s operating performance, monitor cost structure, assess liquidity and capital allocation needs, and determine whether to expand or reduce resources devoted to the Company’s financial services and advisory businesses.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Entity-Wide Geographic Information

The Company operates as a single operating segment and has one reportable segment. Although the Company’s CODM does not regularly review discrete profit or loss information by geographic region for purposes of assessing segment performance or allocating resources, the Company provides entity-wide geographic information in accordance with ASC 280.

Revenues from external customers are attributed to geographic areas based on the jurisdiction in which the relevant advisory or consulting services are primarily provided. The following table presents the Company’s revenues from continuing operations by geographic area for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Geographic area
United States	404,873	182,504	801,886	207,569
Hong Kong	58,333	51,000	168,866	51,000
Total revenues	$463,206	$233,504	$970,752	$258,569

Long-lived assets consist primarily of operating right-of-use assets and property and equipment. Long-lived assets exclude intangible assets, financial instruments, deferred tax assets, security deposits, long-term investments and other financial assets. Long-lived assets are attributed to geographic areas based on the physical location of the assets or the jurisdiction in which the assets are primarily used. The following table presents the Company’s long-lived assets by geographic area as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Geographic area	US$	US$
United States	845,168	996,537
Total long-lived assets	845,168	996,537

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

For the six months ended June 30, 2026, the Company’s revenues from continuing operations were derived primarily from its financial services and advisory businesses, which are conducted through its U.S. subsidiaries, Chaince Securities, Inc. and Chaince Securities, LLC, and its Hong Kong subsidiary, Ucon Capital (HK) Limited. Revenues from distributed storage and computing services, consisting of Filecoin mining operations, were generated through the Company’s U.S. subsidiary, MFH Tech, and have been classified as discontinued operations.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s non-financial assets, including stablecoins, digital assets, intangible assets and property and equipment are measured at fair value when an impairment charge is recognized. Fair value of digital assets is based on quoted prices in active markets.

The Company measures its stablecoins and digital assets at fair value on a recurring basis in accordance with ASC 820 and ASC 350-60. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The following table presents the Company’s stablecoins and digital assets measured at fair value on a recurring basis by fair value hierarchy level as of June 30, 2026:

	Fair Value	Level 1	Level 2	Level 3
Description	US$	US$	US$	US$
Stablecoins – USDC	309,445	309,445	—	—
Stablecoins – USDT	253,036	253,036	—	—
Digital assets – Bitcoin	593,126	593,126	—	—
Digital assets – Solana	75,460	75,460	—	—
Digital assets – Filecoin, continuing operations	70,067	70,067	—	—
Total stablecoins and digital assets of continuing operations	$1,301,134	$1,301,134	$—	$—
Digital assets – Filecoin, classified as current assets of discontinued operations	19,195	19,195	—	—
Total stablecoins and digital assets measured at fair value on a recurring basis	$1,320,329	$1,320,329	$—	$—

The Company did not have any liabilities measured at fair value on a recurring basis as of June 30, 2026.

The Company determines the fair value of stablecoins and digital assets based on quoted prices in active markets that are accessible to the Company at the measurement date. During the six months ended June 30, 2026, the Company used quoted prices from Coinbase as the pricing source for USDC, USDT, Bitcoin, Solana and Filecoin.

In evaluating the principal market under ASC 820-10-35-5 and ASC 820-10-35-5A, the Company considered the market with the greatest volume and level of activity for the relevant asset that the Company could access. The Company also considered the market through which the Company has historically transacted, maintains access to liquidity, or could reasonably access liquidity for the relevant asset. The Company determined that Coinbase represented an active market accessible to the Company for the relevant stablecoins and digital assets held by the Company. Accordingly, the Company used quoted prices from Coinbase to measure the fair value of such stablecoins and digital assets.

To the extent a digital asset is held in a wallet, custodial account, or Filecoin node account that is not itself an active trading market, the Company considers whether the asset can be transferred to or sold through an active market accessible to the Company. The quoted price used for fair value measurement reflects the price in the principal market accessible to the Company at the measurement date. The Company does not adjust Level 1 quoted prices for transaction costs.

The Company classified the fair value measurements described above within Level 1 of the fair value hierarchy because they are based on quoted prices in active markets for identical assets.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

4. CONCENTRATION OF RISK

Customer concentration

The Company’s revenues from continuing operations are derived from a limited number of customers due to the nature of its financial services and advisory engagements. For the six months ended June 30, 2026, the Company generated revenues from approximately 12 customers across its various financial services and advisory offerings. For the six months ended June 30, 2025, the Company generated revenues from financial services and advisory business from six customers.

Due to the project-based nature of the Company’s services, revenue may be concentrated among a limited number of customers in a given period. The loss of one or more significant customers could have an adverse impact on the Company’s operating results.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share (or ADS) data)

Customers that individually represent greater than 10% of the Company’s total revenues for the three and six months ended June 30, 2026 and 2025, are as follows:

	For the three months ended June 30,
	2026		2025
	US$	%	US$	%
Customer A	246,249	53.2%	—	—
Customer B	60,000	13.0%	—	—
Customer C	48,008	10.4%	—	—
Customer D	50,000	10.8%	—	—
Customer E	50,000	10.8%	—	—
Customer F	—	—	75,676	32.4%
Customer G	—	—	69,935	30.0%
Customer H	—	—	51,000	21.8%
Customer I	—	—	23,266	10.0%

	For the six months ended June 30,
	2026		2025
	US$	%	US$	%
Customer A	533,540	55.0%	—	—
Customer C	105,001	10.8%
Customer F	—	—	75,676	29.3%
Customer G	—	—	69,935	27.0%
Customer H	—	—	51,000	19.7%

Vendor concentration

The Company’s financial services and advisory businesses primarily rely on its internal professional personnel to deliver services to clients. However, the Company may engage external professional service providers to assist in the delivery of certain projects.

For the six months ended June 30, 2026, the Company engaged three external professional service providers to support certain advisory engagements. Payments to this service providers totaled approximately $250,185, representing approximately 47% of the Company’s total cost of revenues for the six months ended June 30, 2026.

For the six months ended June 30, 2025, the Company engaged one external professional service provider to support certain advisory engagements. Payments to this service provider totaled approximately $27,000, representing approximately 17% of the Company’s total cost of revenues for the six months ended June 30, 2025.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share (or ADS) data)

Suppliers that individually represent greater than 10% of the Company’s total purchases for the three and six months ended June 30, 2026 and 2025, are as follows:

	For the three months ended June 30,
	2026		2025
	US$	%	US$	%
Supplier A	83,542	77.0%	—	—
Supplier B	25,000	23.0%	—	—
Supplier C	—	—	27,000	100%

	For the six months ended June 30,
	2026		2025
	US$	%	US$	%
Supplier A	167,083	66.8%	—	—
Supplier B	78,452	31.4%	—	—
Supplier C	4,650	1.8%	27,000	100%

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

At times, the Company’s cash balances held with financial institutions may exceed federally insured limits or may not be fully insured, particularly for accounts maintained outside the United States. As of June 30, 2026, substantially all of the Company’s cash balances exceeded applicable insured limits.

The Company’s accounts receivable are primarily derived from financial services and advisory engagements with customers located in various jurisdictions, including Hong Kong, Singapore, Malaysia, the United States, and other regions. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

The Company also has loan receivables from non-related parties arising from financing arrangements with certain business partners. As of June 30, 2026, the outstanding balance of such loan receivables was approximately $2.2 million. These receivables are subject to credit risk if the counterparties fail to perform under the contractual terms. Management monitors the creditworthiness of these counterparties and evaluates collectability on an ongoing basis.

Historically, the Company has not experienced material credit losses and management believes that the overall credit risk associated with its financial assets is limited.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Fluctuations in foreign currency exchange rates may affect the Company’s results of operations and financial position to the extent that assets, liabilities, revenues, or expenses are denominated in foreign currencies. While the Hong Kong dollar is currently pegged to the U.S. dollar, other currencies in which the Company conducts business are subject to market-driven exchange rate fluctuations. Management does not currently engage in hedging activities to mitigate foreign currency exchange risk and believes that such risk is not material to the Company’s consolidated financial statements for the six months ended June 30, 2026.

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

On December 12, 2025, the Company entered into a comprehensive agreement pursuant to which substantially all mining equipment previously used in the Filecoin mining operations was sold to a third party. Under the terms of the agreement, the Company leased back the equipment through April 30, 2026 solely to allow existing mining nodes to naturally expire. All of the mining nodes had ceased operations by June 30, 2026.

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

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The following table summarizes the assets and liabilities associated with the Company’s discontinued operations:

	June 30, 2026	December 31, 2025
Consolidated Balance Sheets	US$	US$
Other receivables	—	1,501,651
Prepaid expenses and other current assets, net	—	101,690
Digital assets (i)	19,195	762,991
Current assets of discontinued operations	$19,195	$2,366,332

Accrued expenses and other current liabilities	—	457,985
Current liabilities of discontinued operations	$—	$457,985

(i)	Digital assets primarily represent Filecoin (“FIL”) generated from or used in connection with the Company’s discontinued Filecoin mining operations and held in the Filecoin node accounts of the Company’s subsidiary, MFH Tech. Following the Company’s decision in December 2025 to discontinue its distributed storage and computing services (Filecoin mining) business, FIL directly associated with the mining operations, including FIL pledged or otherwise locked in connection with the mining nodes, was classified as assets associated with discontinued operations.

As of June 30, 2026, the majority of the FIL previously pledged or locked in connection with the mining nodes had been released following the expiration of the related mining nodes on or around April 30, 2026, and a substantial portion of the released FIL had been sold and converted into cash. The remaining pledged or locked FIL is expected to be released by the end of 2026. Accordingly, the remaining digital assets associated with the discontinued Filecoin mining operations are classified as current assets of discontinued operations as of June 30, 2026, as such assets are expected to be released and available for disposition within the next twelve months.

The following table summarizes the results of the Company’s discontinued operations for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Consolidated Statements of Operations
Revenue	11,275	91,675	49,002	208,009
Cost of revenue	(93,995)	(246,428)	(269,663)	(495,221)
General and administrative expenses	(290)	—	(1,424)	—
Gain/(loss) on market price of digital assets	26,742	(105,486)	(99,974)	(570,742)
Impairment of Fixed assets	—	(504,693)	—	(504,693)
Loss from discontinued operations	$(56,268)	$(764,932)	$(322,059)	$(1,362,647)

The following table summarizes the cash flows attributable to discontinued operations for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Consolidated Statements of Cash Flows
Net loss from discontinued operations	(56,268)	(764,932)	(322,059)	(1,362,647)
(Loss)/gain on market price of digital assets	(26,742)	105,486	99,974	570,742
Impairment loss of property and equipment	—	504,693	—	504,693
Depreciation of property and equipment	—	125,903	—	125,903
Non-cash revenue of Filecoin mining	(11,275)	(91,675)	(49,002)	(208,008)
Non-cash costs and expenses	2,524	84,566	11,706	252,192
Prepaid expenses and other current assets	—	—	76,532	—
Other payables	—	(180,077)	—	(180,077)
Accounts payable	(157)	(21,370)	(31,986)	15
Net cash used in discontinued operations	$(91,918)	$(237,406)	$(214,835)	$(297,187)

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	June 30,	December 31,
	2026	2025
	US$	US$
Cash (i)	4,818,498	21,820,069
Cash equivalents (ii)	26,154,884	12,000,000
Total	$30,973,382	$33,820,069

(i)

As of June 30, 2026, the Company’s cash includes: 1) Cash in hand of $200; 2) Demand deposit of $4,694,289 in bank accounts; 3) Cash of $124,009 in the securities investment accounts and the Coinbase account.

As of December 31, 2025, the Company’s cash includes: 1) Cash in hand of $200; 2) Demand deposit of $19,959,733 in bank accounts; 3) Cash of $1,860,136 in the securities investment accounts and the Coinbase account.

(ii)	As of June 30, 2026, the Company’s cash equivalents were all certificates of deposits with a balance of $26,154,884 with a maturity date less than 3 months.

As of December 31, 2025, the Company’s cash equivalents were all certificates of deposits with a balance of $12,000,000 with a maturity date less than 3 months.

7. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	June 30,	December 31,
	2026	2025
	US$	US$
Certificate of Deposits (i)	3,112,374	2,224,404
ETF (ii)	8,710,858	1,363
Common Stock (iii)	980,136	17,800
Total short-term investments	$12,803,368	$2,243,567

(i)	On April 15, 2026, the Company deposited a Certificate of Deposits of $1,000,000 in East West Bank, with an annual interest rate of 3.534% and the mature date of October 12, 2026. As of June 30, 2026, the balance of this Certificate of Deposits is $1,007,483.

On February 14, 2025, the Company deposited a Certificate of Deposits of $943,690.46 with a term of 180 days in East West Bank, with an annual interest rate of 3.925%. On August 24, 2025, the Company renewed the Certificate of Deposits with another term of 180 days. As of December 31, 2025, the balance of this Certificate of Deposits was $970,990. On February 20, 2026, the Company renewed the Certificate of Deposits with another term of 180 days. As of June 30, 2026, the balance of this Certificate of Deposits was $984,530.

On October 7, 2025, the Company deposited a Certificate of Deposits of $1,088,000 in Morgan Stanley Private Bank, with an annual interest rate of 4.1% and the mature date of September 9, 2026. As of December 31, 2025, the balance of this Certificate of Deposits is $1,100,577. As of June 30, 2026, the balance of this Certificate of Deposits is $1,120,361.

On May 2, 2025, the Company deposited a Certificate of Deposits of $150,000 with a term of 12 months in Bank of America, with an annual interest rate of 3.2%. As of December 31, 2025, the balance of this CD is $152,837.

(ii)	In the first half of 2026, the Company totally purchased 86,514 units ISHARES TREASURY BOND ETF as part of the investment portfolio. As of June 30, 2026, the market value of the 86,514 units ISHARES TREASURY BOND ETF was $8,709,364.

On March 31, 2025, the Company purchased 2 units SPDR S&P 500 ETF as part of the investment portfolio at a cost of $1,205.52. As of December 31, 2025, the market value of the 2 units ETF was $1,363. As of June 30, 2026, the market value of the 2 units ETF was $1,494.

(iii)	As of December 31, 2025, the Company holds common stocks of KIDZ, with the amount of $17,800. As of June 30, 2026, the Company holds common stocks of KIDZ with the amount of $136, and common stocks of ZJK with the amount of $980,000.

8. STABLECOINS

Stablecoins consist of the following:

	June 30, 2026	December 31, 2025
	US$	US$
USD Coins (USDC)	309,445	2,904,894
Tether USD (USDT)	253,036	—
Total Stablecoins	$562,481	$2,904,894

As of June 30, 2026, the Company held 309,600 USD Coins with the carrying amount of $309,445 and 253,391 Tether USD with the carrying amount of $253,036.

The movement of the stablecoins for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Beginning balance	2,893,518	—	2,904,894	—
Received	562,991	—	562,991	—
Payments	(2,891,714)	—	(2,903,381)	—
Gain/loss on market price changes	(2,314)	—	(2,023)	—
Ending balance	$562,481	$—	$562,481	$—

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

9. DIGITAL ASSETS

Digital assets consist of the following:

	June 30, 2026	December 31, 2025
	US$	US$
Filecoin	70,067	122,638
Bitcoin	593,126	875,250
Solana	75,460	124,740
Total digital assets	$738,653	$1,122,628

The following table presents the quantity of each type of digital asset held by the Company and the corresponding market value used to determine the fair value of such digital assets as of June 30, 2026 and December 31, 2025. The quantities and market values presented below are based on the digital assets held by the Company as of the respective reporting dates.

		As of June 30, 2026			As of December 31, 2025
	Custodial platforms	Quantity held	Cost basis	Fair value	Quantity held	Cost basis	Fair value
Filecoin	BitGo	0.979	1	1	0.979	1	1
Filecoin	Coinbase	97858.35132	205,731	70,066	94810.22031	202,875	122,637
Bitcoin	BitGo	10.00994	1,216,774	593,126	10.00994	1,216,774	875,250
Solana	BitGo	1000.0004711	125,828	75,460	1000.0004711	125,828	124,740
Total digital assets			$1,548,334	$738,653		$1,545,478	$1,122,628

The Company determines the fair value of its digital assets based on the quantities held and quoted market prices reported by the custodial platforms on which the respective digital assets are held, including BitGo and Coinbase, as of each reporting date. The fair value of each digital asset is determined by multiplying the quantity held by the applicable quoted market price reported by the respective custodial platform.

For digital assets received by the Company, the initial cost basis is determined based on the quoted market price reported by the applicable custodial platform on the date the digital asset is received. Subsequent to initial recognition, digital assets are remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

The movement of the digital assets for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Beginning balance	843,968	88,039	1,122,628	156,623
Received	2,968	—	2,968	9
Gain/loss on market price changes	(108,283)	(13,830)	(386,944)	(82,423)
Others	—	—	1	—
Ending balance	$738,653	$74,209	$738,653	$74,209

10. OTHER RECEIVABLES

Other receivables consist of the following:

	June 30,	December 31,
	2026	2025
	US$	US$
Loan receivables from non-related parties (i)	2,205,000	2,205,000
Other receivables from non-related parties	7,968	26,491
Total other receivables	$2,212,968	$2,231,491

(i)

On December 12, 2023, the Company entered into a loan agreement with Honor Star Ventures Limited, pursuant to which the Company provided a loan of $2,000,000 with a term of one year and an annual interest rate of 5%. On December 14, 2024, the Company entered into a supplementary agreement to extend the maturity date of the loan by an additional 12 months. On December 14, 2025, the Company and Honor Star Ventures Limited executed a further supplementary agreement to extend the maturity of the loan for an additional 12 months. Interest on the loan accrues at an annual rate of 5% and has been paid and collected on schedule prior to each maturity extension. As of June 30, 2026, the outstanding principal balance of the loan remained $2,000,000.

On September 16, 2025, the Company also entered into a loan agreement with Global Innovation Wisdom Consultant, Inc., pursuant to which the Company provided a loan of $250,000 with a term of one year. The loan is interest-free for the first three months and thereafter bears interest at a simple annual rate of 5%. As of June 30, 2026, the outstanding principal balance of the loan remained $250,000.

In accordance with the Company’s allowance for expected credit losses policy under the Current Expected Credit Loss (“CECL”) model, the Company evaluates the collectability of loan receivables and other receivables on a periodic basis considering the financial condition of the counterparties, historical repayment experience, and other relevant factors. Based on this assessment, the Company recorded an allowance for expected credit losses of $45,000 related to loan receivables from non-related parties as of June 30, 2026. The allowance reflects management’s estimate of lifetime expected credit losses associated with these receivables. No allowance for credit losses was recorded for other receivables from non-related parties as management believes the credit risk associated with these balances is minimal.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

11. LEASES

As of June 30, 2026, the Company had operating leases for its New York offices. The remaining lease term is 2.57 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2026, the weighted average remaining lease term was 2.57 years and the weighted average discount rate was 5%.

The following table presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheet.

	June 30, 2026	December 31, 2025
	US$	US$
Right-of-use assets	829,066	989,530
Impairment of right-of-use assets	—	—
Right-of-use assets, net	829,066	989,530

Operating lease liabilities – current	346,192	270,497
Operating lease liabilities – non-current	603,367	780,603
Total operating lease liabilities	949,559	1,051,100

The following table presents the components of the Company’s office lease expense for the three and six months ended June 30, 2026 and 2025, which are included in general and administrative expenses on the consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	92,794	81,417	186,219	164,002
Variable lease cost	—	—	—	—
Operating lease expense	92,794	81,417	186,219	164,002
Short-term lease rent expense	30,024	—	66,546	4,357
Total lease expense	$122,818	$81,417	$252,765	$168,359

The following table summarizes the maturity of operating lease liabilities as of June 30, 2026:

US$
2026	190,944
2027	390,640
2028	400,406
2029	33,435
Total	1,015,425
Less: imputed interest	(65,866)
Present value of lease liabilities	949,559

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

12. INCOME TAXES

Loss before income taxes

The components of loss before income taxes from continuing operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	US$	US$	US$	US$
Domestic loss before income taxes	(498,053)	(409,479)	(850,660)	(909,075)
Foreign loss before income taxes	(654,458)	(430,727)	(1,421,213)	(730,203)
Total loss before income taxes	(1,152,511)	(840,206)	(2,271,873)	(1,639,278)

Provision for income taxes

The provision for income taxes from continuing operations was comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	US$	US$	US$	US$
Current:
Federal	—	—	—	—
State	—	—	—	—
Foreign	—	—	—	—
Total current income taxes	—	—	—	—

Deferred:
Federal	(79,250)	(44,891)	(104,228)	(110,444)
State	(24,529)	(13,895)	(32,260)	(43,652)
Foreign	—	—	—	—
Total deferred income taxes	(103,779)	(58,786)	(136,488)	(154,096)

Total income tax (benefit)/provision	(103,779)	(58,786)	(136,488)	(154,096)

Deferred tax assets and liabilities

The significant components of deferred income tax assets and liabilities from continuing operations were as follows:

	As of June 30, 2026	As of December 31, 2025
	US$	US$
Deferred tax assets:
Net operating losses carry forwards	343,262	206,416
Provision for doubtful accounts	83	441
Unrealized loss on short-term investments, net of tax effect	32,413	26,180
Impairment of intangible assets	238,821	238,821
Gross deferred tax assets	614,579	471,858
Less: valuation allowance	(365,259)	(359,026)
Net deferred tax assets	249,320	112,832

Deferred tax liabilities:
Temporary difference of intangible asset	25,200	25,200
Gross deferred tax liabilities	25,200	25,200
Net deferred tax liabilities	25,200	25,200

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Based on this assessment, management determined that it is more likely than not that a significant portion of the Company’s deferred tax assets will not be realized, primarily due to cumulative losses incurred in certain jurisdictions and the absence of sufficient objectively verifiable positive evidence to support future taxable income. Accordingly, the Company recorded a valuation allowance of $365,259 as of June 30, 2026.

Deferred tax assets are recognized for deductible temporary differences and net operating loss carryforwards. Certain temporary differences, including unrealized losses on short-term investments, give rise to deferred tax assets; however, due to the Company’s valuation allowance position, no corresponding tax benefit has been recognized in the current period.

Effective income tax rate reconciliation

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate from continuing operations was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
US federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effect of foreign tax rate differential	-11.6%	-11.0%	-12.9%	-9.2%
State income taxes, net of federal benefit	1.9%	1.7%	1.5%	2.1%
Non-deductible expenses	-0.1%	0.0%	-0.1%	0.0%
Utilization of prior-year net operating loss carryforwards	0.0%	0.0%	0.1%	0.0%
Current year losses with no deferred tax benefit recognized	-3.2%	-4.7%	-3.3%	-5.0%
Deferred tax benefit related to prior-year losses	0.0%	0.0%	0.0%	0.6%
Tax effect of temporary differences subject to valuation allowance	0.9%	0.0%	-0.3%	0.0%
Effective income tax rate	8.9%	7.0%	6.0%	9.5%

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the actual income tax provision (benefit) from continuing operations was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
US federal statutory tax rate	(242,027)	(176,443)	(477,093)	(344,248)
Effect of foreign tax rate differential	133,613	92,022	293,773	151,409
State income taxes, net of federal benefit	(21,996)	(13,895)	(33,734)	(34,157)
Non-deductible expenses	1,030	—	2,163	—
Utilization of prior-year net operating loss carryforwards	—	—	(2,498)	—
Current year losses with no deferred tax benefit recognized	36,319	39,530	74,668	82,486
Deferred tax benefit related to prior-year losses	—	—	—	(9,586)
Tax effect of deferred tax assets not recognized due to valuation allowance	(10,718)	—	6,233	—
Income tax provision (benefit)	(103,779)	(58,786)	(136,488)	(154,096)

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Valuation allowance

The Company evaluates the realizability of its deferred tax assets on a jurisdiction-by-jurisdiction basis. In assessing the need for a valuation allowance, management considers both positive and negative evidence, including historical operating results, projections of future taxable income, the reversal of existing taxable temporary differences, and tax planning strategies. Based on this assessment, management determined that it is more likely than not that a significant portion of the deferred tax assets will not be realized, primarily due to cumulative losses incurred in certain jurisdictions and limited sources of future taxable income. Accordingly, the Company recorded a valuation allowance of $365,259 as of June 30, 2026. The valuation allowance relates primarily to net operating loss carryforwards and certain temporary differences, including unrealized losses on investments, for which realization is uncertain.

13. SHAREHOLDERS’ EQUITY

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

On January 27, 2021 and March 3, 2021, the Company issued an aggregate of 210,000,000 ordinary shares to an investor for the private investment in public equity of $700,000.

On March 1, 2021, the Company issued and transferred 394,200,000 ordinary shares to its depositary bank representing 1,095,000 ADSs, to be issued to employees and former employees upon the exercise of their vested share options and the registration of their vested RSUs.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On December 29, 2022, the Company’s Board of Directors approved the following: 1) the share consolidation and simultaneous change of the ADR ratio; 2) the transfer of the register of members of the Company; and 3) the termination of the deposit agreement. The Board approved the share consolidation of the authorized share capital (the “Share Consolidation”) at a ratio of four hundred (400)-for-one (1) with the par value of each ordinary share changed to US$0.004 per ordinary share. Further, as approved by the Board, the Company will effect a simultaneous change of the American Depositary Receipts (“ADRs”) to ordinary share ratio from 1-to-360 to 1-to-1 (the “ADR Ratio Change”). The Board approved the termination of the Deposit Agreement, as amended (the “Deposit Agreement”) effective on February 28, 2023, by and among the Company, Citibank, N.A., and the holders and beneficial owners of American Depositary Shares outstanding under the terms of the Deposit Agreement dated as of April 13, 2015 and as amended.

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

On September 8, 2023, the Company issued an aggregate of 30,000 ordinary shares to two former independent directors as compensation for their previous services, and one legal advisor as advisory fees.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On January 9, 2025, the Company entered into a Securities Purchase Agreement with a non-U.S. investor for a private placement offering, providing the sale and issuance of 1,370,000 ordinary shares of the Company, par value $0.004 per share, for a total purchase price of $8,041,900 at $5.87 per share (the “Offering”). The Offering closed on January 16, 2025. Upon closing, the Company issued a total of 1,370,000 Ordinary Shares to the Purchaser following receipt of a total purchase price of $8,041,900.

On August 14, 2025, the Company entered into Securities Purchase Agreements with three investors for a private placement offering, providing for the sale and issuance of 5,357,144 ordinary shares of the Company, par value $0.004 per share, for a total purchase price of approximately $6 million at $1.12 per share (the “Offering”). The Offering was closed on August 19, 2025.

On August 26, 2025, within the “First Election Period” as outlined in the Securities Purchase Agreement signed between the Company and the investor (the “Investor”) of the Unsecured Convertible Promissory Note issued by the Company, the Investor informed the Company that it intended to convert the note into the Company’s ordinary shares. The number of conversion shares equaled the amount of the principal amount being converted (the “Conversion Amount”) divided by the Conversion Price. The Conversion Amount was $3,500,000, and the Conversion Price was determined by taking 90% of the closing price of the Company’s ordinary shares on August 26, 2025, which was $4.662, resulting in 750,751 shares. On September 2, 2025, the Company issued the 750,751 shares to the Investor.

In November 2025, the Company agreed to convert the accumulated unpaid interest on the Unsecured Convertible Promissory Note, amounting to $102,602.74, into the Company’s ordinary shares at the same conversion price as the principal, which is $4.662 per share. The number of conversion shares of the interest was 22,008 shares. On November 14, 2025, the Company issued the 22,008 shares to the Investor.

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

Between February 2025 and January 2026, the Company granted ordinary shares to its Chief Strategy Officer, Wilfred Zhongkei Daye, as part of his compensation arrangement. Under the terms of the agreement, the Company issued ordinary shares on a monthly basis in consideration for executive services provided during the year. Each monthly issuance represents a separate grant and is accounted for based on the fair value of the Company’s ordinary shares on the respective grant dates. As of June 30, 2026, the Company had issued 100,000 ordinary shares to him.

On December 31, 2025, the Company issued an aggregate of 2,000,000 restricted ordinary shares to certain non-employee service providers, including consulting and technical service providers, as consideration for advisory and technology-related services. These share-based payments were accounted for in accordance with ASC 718, with compensation expense measured at the fair value of the Company’s ordinary shares on the respective grant dates.

On January 15, 2026, the Company issued 10,000 ordinary shares to an independent director as compensation for his previous services.

On February 25, 2026, the Company entered into a Securities Purchase Agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell an aggregate of 6,500,000 ordinary shares, par value $0.004 per share, at a purchase price of $0.774 per share, for total gross proceeds of $5,031,000, in reliance upon the exemption provided by Rule 903 of Regulation S under the Securities Act of 1933, as amended. The Offering closed on March 16, 2026, at which time the Company issued the 6,500,000 ordinary shares to the Purchasers. As of June 30, 2026, $882,360 of the subscription proceeds had not yet been received and was recorded as a subscription receivable.

On April 17, 2026, the Company issued 10,000 ordinary shares to Ms. Qian Sun, the Company’s former COO and Director, as part of the compensation arrangement related to her resignation from the Company in December 2025.

On May 27, 2026, the Company issued 16,000 ordinary shares to a non-employee service provider as consideration for services provided under a service agreement.

During May 2026, the Company issued an aggregate of 8,000 ordinary shares to three employees pursuant to the Company’s 2025 Equity Incentive Plan.

As of June 30, 2026, the total number of ordinary shares outstanding was 79,443,800.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

14. SHARE-BASED COMPENSATION

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

Employee and Director Equity Incentive Awards

During the year 2025 and the six months ended June 30, 2026, the Company granted restricted ordinary shares to certain employees under the 2025 Plan. Although certain awards were legally issued during 2025, such shares are subject to service-based vesting conditions and transfer restrictions, including minimum holding periods under Rule 144 of the Securities Act of 1933, as amended.

For employee awards granted in 2025 for which the first tranche of shares is scheduled to vest or be released in February 2026, the Company recognized share-based compensation expense in 2025 and the first half of 2026 based on the grant-date fair value of the awards and the portion of the requisite service period completed as of June 30, 2026. Unvested awards are subject to forfeiture if the employee fails to satisfy the applicable service conditions.

The table below presents the share-based payment expenses under the 2025 Equity Incentive Plan for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
2025 Equity Incentive Plan
Cost of revenues	19,223	—	38,445	—
General and administrative expenses	—	175,993	92,451	293,322
Total share-based compensation expense	19,223	175,993	130,896	293,322

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	Shares	Shares	Shares	Shares
2025 Equity Incentive Plan
Outstanding at beginning of period	20,500	—	26,000	—
Grant	—	24,999	18,337	41,665
Vested / released	(10,000)	(24,999)	(33,837)	(41,665)
Forfeited / cancelled	—	—	—	—
Outstanding at end of period	10,500	—	10,500	—

Weighted-Average Grant-Date Fair Value of Employee and Director Awards

The weighted-average grant-date fair value of equity awards granted to employees under the 2025 Equity Incentive Plan during the six months ended June 30, 2026 was $5.04 per share.

Unrecognized Compensation Cost – Employee and Director Awards

As of June 30, 2026, the Company had unrecognized share-based compensation cost related to unvested employee equity awards granted under the 2025 Equity Incentive Plan. This cost is expected to be recognized over the remaining weighted-average service period of the awards, generally within the next one to three years.

Shares Available for Future Grant under the 2025 Plan

As of June 30, 2026, 6,164,000 ordinary shares remained available for future issuance under the 2025 Equity Incentive Plan.

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

In February 2026, the Company entered into an advisory agreement with Sen Li to provide Asian capital market advisory services, including assistance with capital market development strategies, strategic partner expansion, client relationship maintenance, and business development activities in the Asia-Pacific region. Pursuant to the agreement, the Company agreed to compensate the advisor through the issuance of 100,000 ordinary shares over a twelve-month service period. The shares are issued monthly in arrears in accordance with the terms of the agreement.

Non-employee share-based compensation is measured at the grant-date fair value of the equity instruments issued and recognized as an expense over the period during which the related services are rendered, consistent with ASC 718. Share-based compensation expense related to non-employee services is classified within operating expenses based on the nature of the services received.

The table below presents the non-employee share-based payment expenses for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Non-Employee Share-Based Compensation
Cost of revenues	83,542	—	167,083	—
General and administrative expenses	406,250	—	573,333	—
Research and development expenses	83,542	—	167,083	—
Total non-employee share-based compensation expense	573,334	—	907,499	—

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	Shares	Shares	Shares	Shares
Non-Employee Share-Based Compensation
Outstanding at beginning of period	2,000,000	—	2,000,000	—
Shares issued for consulting and technology services	16,000	—	16,000	—
Outstanding at end of period	2,016,000	—	2,016,000	—

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

In December 2025, the Company issued an aggregate of 2,000,000 ordinary shares to certain non-employee service providers in exchange for consulting and technology-related services. The shares are subject to transfer restrictions under Rule 144 of the Securities Act of 1933. The shares were issued as consideration for services to be provided over a future service period. Accordingly, the Company recognizes the related share-based compensation expense over the service period in accordance with ASC 718.

In May 2026, the Company issued an aggregate of 16,000 ordinary shares to one certain non-employee service provider in exchange for capital market advisory services.

15. NET LOSS PER ORDINARY SHARE

Basic net loss per ordinary share is computed by dividing net loss attributable to holders of ordinary shares of the Company by the weighted-average number of ordinary shares outstanding during the period. Diluted net loss per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. For the three and six months ended June 30, 2026 and 2025, diluted net loss per ordinary share is the same as basic net loss per ordinary share because the inclusion of potential ordinary shares would be anti-dilutive. For the three months ended June 30, 2026 and 2025, the weighted-average number of ordinary shares used in the calculation of both basic and diluted net loss per share was 78,053,051 and 63,694,896, respectively. For the six months ended June 30, 2026 and 2025, the weighted-average number of ordinary shares used in the calculation of both basic and diluted net loss per share was 76,027,737 and 63,562,650, respectively. Net loss per ordinary share is presented for continuing operations, discontinued operations, and on a combined basis. Net loss from continuing operations and discontinued operations are allocated to ordinary shareholders in determining net loss per ordinary share.

On December 31, 2025, the Company issued 2,000,000 ordinary shares to certain non-employee service providers in exchange for consulting and technology services to be rendered over a three-year service period commencing July 23, 2025. Although the shares were legally issued and outstanding as of the issuance date, the arrangement contains a substantive service condition. Accordingly, such shares are treated as nonvested share-based compensation for purposes of earnings per share in accordance with ASC 260 and ASC 718. The Company recognizes that portion of the shares attributable to services rendered through the reporting date as vested. For the three months ended June 30, 2026, approximately 8.3% of such shares, or 166,210 shares, were considered vested based on the proportion of the service period completed. Only the vested portion of such shares is included in the computation of weighted-average ordinary shares outstanding for basic earnings per share, and such shares are weighted based on the period outstanding. Because the shares were issued on the last day of the fiscal year, their impact on the weighted-average number of ordinary shares outstanding for the year ended December 31, 2025 was not material. The ordinary shares issued to non-employee service providers are subject to transfer restrictions under Rule 144 of the Securities Act of 1933; however, such restrictions do not affect their classification for purposes of earnings per share calculation.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The computation of net loss per ordinary share and weighted-average ordinary shares outstanding is presented for the three and six months ended June 30, 2026 and 2025 as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
				(as restated)
Numerator
Net loss attributable to holders of ordinary shares of Chaince Digital Holdings Inc.	$(1,105,000)	$(1,546,352)	$(2,457,444)	$(2,847,830)
Continuing operations	(1,048,732)	(781,420)	(2,135,385)	(1,485,182)
Discontinued operations	(56,268)	(764,932)	(322,059)	(1,362,648)

Denominator
Weighted average shares used in calculating basic net loss per ordinary share	78,053,051	63,694,896	76,027,737	63,562,650
Weighted average shares used in calculating diluted net loss per ordinary share	78,053,051	63,694,896	76,027,737	63,562,650

Net loss per ordinary share
Basic	(0.01)	(0.02)	(0.03)	(0.04)
Diluted	(0.01)	(0.02)	(0.03)	(0.04)
Net loss per ordinary share from continuing operations
Basic	(0.01)	(0.01)	(0.03)	(0.02)
Diluted	(0.01)	(0.01)	(0.03)	(0.02)
Net loss per ordinary share from discontinued operations
Basic	(0.00)	(0.01)	(0.00)	(0.02)
Diluted	(0.00)	(0.01)	(0.00)	(0.02)

16. COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases certain office premises under non-cancellable leases. Rental expense under operating leases for the six months ended June 30, 2026 was $252,765.

The future aggregate minimum lease payments under non-cancellable operating lease agreements were as follows:

Future Periods	US$
For the year ending December 31, 2026	190,944
For the year ending December 31, 2027	390,640
For the year ending December 31, 2028	400,406
For the year ending December 31, 2029	33,435
Total	1,015,425

17. SUBSEQUENT EVENTS

Subsequent Financing

On August 8, 2026, Chaince Digital Holdings Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain purchasers (collectively, the “Purchasers”) named on the signature pages thereto, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), an aggregate of 30,560,000 ordinary shares, par value US$0.004 per share, at a purchase price of US$0.53 per Ordinary Share.

The ordinary shares were offered pursuant to the Company’s effective shelf registration statement on Form F-3 (File No. 333-287428), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2025, as subsequently amended, and declared effective by the SEC on June 27, 2025, including the prospectus forming a part thereof, as supplemented by a prospectus supplement dated August 10, 2026 relating to the Offering.

The closing of the Offering occurred on August 11, 2026, in accordance with the terms and conditions set forth in the Securities Purchase Agreement. Upon the closing, the Company received aggregate gross proceeds of US$16,196,800 before deducting offering expenses. A portion of the purchase price was paid in USDT and USDC, each of which was treated as functionally equivalent to U.S. dollars on a 1:1 basis pursuant to the Securities Purchase Agreement. The Company intends to use the net proceeds from the Offering for its digital asset reserve, working capital and/or general corporate purposes.

The Company has evaluated subsequent events through August 14, 2026, the date on which these unaudited consolidated financial statements were available to be issued. Except for the subsequent financing described above, the Company has determined that there were no other material subsequent events requiring recognition or disclosure in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis is designed to provide you with a narrative explanation of our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See Unaudited Condensed Consolidated Financial Statements of Chaince Digital Holdings Inc. (formerly known as Mercurity Fintech Holding Inc.) as of December 31, 2026 and June 30, 2025, and for the three and six months ended June 30, 2026 and 2025. We also recommend that you read our management’s discussion and analysis and our audited consolidated financial statements for the fiscal year ended December 31, 2025, and the notes thereto, which appear in our Annual Report on Form 10-K for the year ended December 31, 2025, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 26, 2026.

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

RECENT DEVELOPMENTS

During the six months ended June 30, 2026, the Company continued to focus on its financial services and advisory businesses as its primary line of business. No material change occurred in the Company’s principal business strategy during the period.

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

For the six months ended June 30, 2026, the Company’s overall business operations remained consistent with the strategic direction established in 2025. Management continued to focus on expanding the Company’s financial services platform, developing its client base, and increasing revenue contribution from both IPO-related and non-IPO-related financial services engagements.

Looking ahead, the Company expects to continue pursuing growth in its financial services and advisory businesses while maintaining operational discipline and supporting the expansion of its customer base across multiple service lines.

As of August 11, 2026, the Company had a total of 110,003,800 ordinary shares issued and outstanding, including 109,993,800 ordinary shares held by non-affiliates. The aggregate market value of the registrant’s ordinary shares held by non-affiliates (or “Public Float”) as of August 11, 2026 was $337,680,966. This amount is based on the closing price of the ordinary shares on Nasdaq of $3.07 per share on August 11, 2026. Ordinary shares held by executive officers, directors and 10% or greater stockholders have been excluded since such persons may be deemed affiliates.

As of August 11, 2026, 86,569,508 ordinary shares of the Company were freely tradable without contractual lock-up restrictions or other resale restrictions. The number of freely tradable ordinary shares differs from the Company’s Public Float because Public Float excludes shares held by affiliates, while freely tradable shares are determined based on applicable contractual and regulatory transfer restrictions.

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

Set forth below is an update of the Company’s business lines as presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2026.

Financial services and advisory businesses

Since August 2022, the Company has operated in the financial services and advisory sector. Following FINRA’s approval of Chaince Securities, LLC’s Continuing Membership Application (“CMA”) in March 2025, the financial services and advisory business became the Company’s primary operating focus and remains its sole continuing business line as of June 30, 2026.

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

On December 12, 2025, the Company entered into a comprehensive agreement pursuant to which substantially all Filecoin mining equipment was sold to a third party. Under the terms of that agreement, the Company leased back the equipment through April 30, 2026 solely to allow existing Filecoin mining nodes to naturally expire. All of the mining nodes had ceased operations by June 30, 2026.

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

As of June 30, 2026, the Company’s subsidiaries are as follows:

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

Results of Operations

Comparison of Results of Operations for the three and six months ended June 30, 2026 and 2025

The following summary of the unaudited consolidated financial data for the periods and as of the dates indicated is qualified by reference to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes. Our historical results do not necessarily indicate our results to be expected for any future period.

(Amounts expressed in U.S. dollars, except share data and per share data, or otherwise noted)

	For the three months ended June 30,		Variance in
	2026	2025	Amount	%
Revenue	463,206	233,504	229,702	98.37%
Cost of revenue	(240,651)	(93,139)	(147,512)	158.38%
Gross profit	$222,555	$140,365	$82,190	58.55%
Selling and marketing expenses	(12,918)	(29,065)	16,147	-55.55%
General and administrative expenses	(1,482,328)	(984,740)	(497,587)	50.53%
Research and development	(83,542)	—	(83,542)	—
Provision for doubtful accounts	(41,853)	—	(41,853)	—
Operating loss	$(1,398,086)	$(873,440)	$(524,646)	60.07%
Interest income/(expenses), net	273,978	120,250	153,728	127.84%
Other (expenses)/income, net	3	—	3	—
Gain/loss on share-based payment liability	—	(73,500)	73,500	-100%
Gain/loss on market price of stablecoins and digital assets	(110,597)	(13,831)	(96,766)	699.63%
Gain/(Loss) from market price of short-term investment	82,191	315	81,876	25992.38%
Loss before provision for income taxes	$(1,152,511)	$(840,206)	$(312,305)	37.17%
Income tax benefits	103,779	58,786	44,993	76.54%
Loss from continuing operations	$(1,048,732)	$(781,420)	$(267,312)	34.21%
Loss from discontinued operations	(56,268)	(764,932)	708,664	-92.64%
Net loss	$(1,105,000)	$(1,546,352)	$441,352	-28.54%

	For the six months ended June 30,		Variance in
	2026	2025	Amount	%
Revenue	970,752	258,569	712,183	275.43%
Cost of revenue	(530,172)	(160,551)	(369,621)	230.22%
Gross profit	$440,580	$98,018	$342,562	349.49%
Selling and marketing expenses	(34,066)	(58,131)	24,065	-41.40%
General and administrative expenses	(2,626,440)	(1,698,162)	(928,278)	54.66%
Research and development	(167,084)	—	(167,084)	—
Provision for doubtful accounts	(40,795)	—	(40,795)	—
Operating loss	$(2,427,805)	$(1,658,275)	$(769,530)	46.41%
Interest income/(expenses), net	525,891	171,431	354,460	206.77%
Other (expenses)/income, net	(111)	15	(126)	-840.00%
Gain/loss on share-based payment liability	—	(73,500)	73,500	-100%
Loss on market price of stablecoins and digital assets	(388,967)	(82,423)	(306,544)	371.92%
Gain/(Loss) from market price of short-term investment	19,119	3,474	15,645	450.35%
Loss before provision for income taxes	$(2,271,873)	$(1,639,278)	$(632,595)	38.59%
Income tax benefits	136,488	154,096	(17,608)	-11.43%
Loss from continuing operations	$(2,135,385)	$(1,485,182)	$(650,203)	43.78%
Loss from discontinued operations	(322,059)	(1,362,648)	1,040,589	-76.37%
Net loss	$(2,457,444)	$(2,847,830)	$390,386	-13.71%

Revenue

Our revenues mainly represent revenues from financial services and advisory activities. Revenue previously generated from distributed storage and computing services, consisting of Filecoin mining operations, has been classified as discontinued operations and is excluded from the Company’s continuing revenue recognition policies.

The following table sets forth the revenues of our different types of businesses:

	For the three months ended June 30,		Variance in
	2026	2025	Amount	%
Revenue
Financial services and advisory businesses	463,206	233,504	229,702	98.37%
Total revenue	$463,206	$233,504	$229,702	98.37%

	For the six months ended June 30,		Variance in
	2026	2025	Amount	%
Revenue
Financial services and advisory businesses	970,752	258,569	712,183	275.43%
Total revenue	$970,752	$258,569	$712,183	275.43%

For the three months ended June 30, 2026 and 2025, total revenue from financial services and advisory businesses was $463,206 and $233,504, respectively, representing an increase of $229,702, or 98.37%.

For the six months ended June 30, 2026 and 2025, total revenue from financial services and advisory businesses was $970,752 and $258,569, respectively, representing an increase of $712,183, or 275.43%.

As disclosed in the consolidated financial statements, the Company’s revenues for 2026 and 2025 were derived entirely from financial services and advisory businesses. Revenue previously generated from distributed storage and computing services (Filecoin mining operations) has been classified as discontinued operations and is presented separately from continuing operations.

Revenue Composition

Revenue for the three months ended June 30, 2026 was diversified across multiple service categories, as follows:

●	Industry Advisory & Consulting services: $354,582
●	IPO-related financial advisory and consulting services: $60,000
●	Transaction execution and brokerage services: $48,008
●	Other services – referral services: $616

Revenue for the six months ended June 30, 2026 was diversified across multiple service categories, as follows:

●	Industry Advisory & Consulting services: $691,187
●	IPO-related financial advisory and consulting services: $173,948
●	Transaction execution and brokerage services: $105,001
●	Other services – referral services: $616

In contrast, revenue for the three months ended June 30, 2025 was primarily concentrated in:

●	Industry Advisory & Consulting services: $75,676
●	IPO-related financial advisory and consulting services: $157,828

Revenue for the six months ended June 30, 2025 was primarily concentrated in:

●	Industry Advisory & Consulting services: $75,676
●	IPO-related financial advisory and consulting services: $167,893
●	Other services – referral services: $15,000

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

Cost of revenue

The following table sets forth the cost of revenue of our different types of businesses:

	For the three months ended June 30,		Variance in
	2026	2025	Amount	%
Cost of revenue
Financial services and advisory businesses	(240,651)	(93,139)	(147,512)	158.38%
Total cost of revenue	$(240,651)	$(93,139)	$(147,512)	158.38%

	For the six months ended June 30,		Variance in
	2026	2025	Amount	%
Cost of revenue
Financial services and advisory businesses	(530,172)	(160,551)	(369,621)	230.22%
Total cost of revenue	$(530,172)	$(160,551)	$(369,621)	230.22%

For the three months ended June 30, 2026 and 2025, total cost of revenue from financial services and advisory businesses was $240,651 and $93,139, respectively, representing an increase of $147,512, or 158.38%.

For the six months ended June 30, 2026 and 2025, total cost of revenue from financial services and advisory businesses was $530,172 and $160,551, respectively, representing an increase of $369,621, or 230.22%.

The increase in cost of revenue was primarily attributable to the expansion of revenue-generating activities during 2026. As disclosed above, total revenue increased by $712,183 for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, driven by growth in IPO-related financial advisory services, industry advisory and consulting services, and transaction execution and brokerage services engagements. The increase in cost of revenue is consistent with the higher level of transaction volume and consulting activity during the period.

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

The following table sets forth the gross profit/(loss) and gross profit/(loss) margin of our different types of businesses:

	For the three months ended June 30,		Variance in
	2026	2025	Amount	%
Gross profit
Financial services and advisory businesses	222,555	140,365	82,190	58.55%
Total gross profit	$222,555	$140,365	$82,190	58.55%

Gross profit margin
Financial services and advisory businesses	48.05%	60.11%	-12.07%	-20.07%
Overall gross profit margin	48.05%	60.11%	-12.07%	-20.07%

	For the six months ended June 30,		Variance in
	2026	2025	Amount	%
Gross profit
Financial services and advisory businesses	440,580	98,018	342,562	349.49%
Total gross profit	$440,580	$98,018	$342,562	349.49%

Gross profit margin
Financial services and advisory businesses	45.39%	37.91%	7.48%	19.73%
Overall gross profit margin	45.39%	37.91%	7.48%	19.73%

For the three months ended June 30, 2026 and 2025, gross profit from financial services and advisory businesses was $222,555 and $140,365, respectively. The Company’s results improved by $82,190, or 58.55%.

For the six months ended June 30, 2026 and 2025, gross profit from financial services and advisory businesses was $440,580 and $98,018, respectively. The Company’s results improved by $342,562 for the six months ended June 30, 2026, demonstrating year-over-year improvement in profitability.

Gross profit margin was 48.05% for the three months ended June 30, 2026, compared to 60.11% for the three months ended June 30, 2025. This represented a decrease of 12.07 percentage points, primarily due to a larger increase in cost of revenue.

Gross profit margin was 45.39% for the six months ended June 30, 2026, compared to 37.91% for the six months ended June 30, 2025. This represented an increase of 7.48 percentage points, primarily due to increased revenue scale and improved operating leverage in the Company’s financial services and advisory businesses.

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

The sales and marketing expenses for the three months ended June 30, 2026 and 2025 amounted to $12,918 and $29,065, respectively, all of which were attributable to labor costs of sales personnel.

The sales and marketing expenses for the six months ended June 30, 2026 and 2025 amounted to $34,066 and $58,131, respectively, all of which were attributable to labor costs of sales personnel.

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

The Company’s general and administrative expenses for the three months ended June 30, 2026 amounted to $1,482,328, and consisted primarily of $303,496 in employment costs, $838,821 in professional fees, and $340,011 in other office expenses.

The Company’s general and administrative expenses for the six months ended June 30, 2026 amounted to $2,626,440, and consisted primarily of $567,433 in employment costs, $1,279,635 in professional fees, and $779,372 in other office expenses.

The Company’s general and administrative expenses for the three months ended June 30, 2025 amounted to $984,740, consisting primarily of $667,979 in employment costs, $222,136 in professional fees, and $94,625 in other office expenses.

The Company’s general and administrative expenses for the six months ended June 30, 2025 amounted to $1,698,162, consisting primarily of $893,372 in employment costs, $464,012 in professional fees, and $340,778 in other office expenses.

Due to the expansion of the Company’s financial services and advisory business teams, all employee salaries and benefits, professional expenses, and office and other miscellaneous expenses have increased significantly compared to the same period in the previous year.

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the development of the Company’s tokenization platform network and related blockchain infrastructure initiatives.

For the three and six months ended June 30, 2026, research and development expenses were $83,542 and $167,084, respectively, compared to nil for both the three and six months ended June 30, 2025. The increase was primarily attributable to equity-based compensation recognized in connection with system development services provided under the Comprehensive Technology Services Agreement entered into on July 23, 2025 with Palantir Innovation Technologies Corporation.

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

The equity awards granted under the agreement have a three-year service period. Accordingly, the total grant-date fair value of the shares issued is being recognized as an expense on a straight-line basis over the requisite service period. During the three and six months ended June 30, 2026, the Company recognized $83,542 and $167,084, respectively, of share-based compensation expense attributable to development-related services, which has been classified within research and development expenses in the consolidated statements of operations.

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

Continuing Operations

For the three months ended June 30, 2026, loss on market price of stablecoins and digital assets from continuing operations totaled $110,597, consisting of: (a) loss on market price of Bitcoin of $88,694; (b) loss on market price of USD Coin of $1,959; (c) loss on market price of Solana (SOL) of $7,900; (d) loss on market price of Filecoin (held outside the mining node structure) of $11,690; and (e) loss on market price of Tether USD of $354.

For the six months ended June 30, 2026, loss on market price of stablecoins and digital assets from continuing operations totaled $388,967, consisting of: (a) loss on market price of Bitcoin of $282,124; (b) loss on market price of USD Coin of $1,669; (c) loss on market price of Solana (SOL) of $49,280; (d) loss on market price of Filecoin (held outside the mining node structure) of $55,540; and (e) loss on market price of Tether USD of $354.

For the three and six months ended June 30, 2025, loss on market price of stablecoins and digital assets from continuing operations totaled $13,831 and $82,423, respectively, both of which were solely derived from loss on market price of Filecoin (held outside the mining node structure).

These losses relate primarily to digital assets held in Chaince Cayman’s corporate wallet and reflect declines in market prices during the period. These amounts are included in “Loss on market price of stablecoins and digital assets” within continuing operations in the consolidated statements of operations.

Discontinued Operations

For the three months ended June 30, 2026, gain on market price of stablecoins and digital assets from discontinued operations totaled $26,742, consisting of: (a) $25,577 gain attributable to Filecoins held in MFH Tech’s Filecoin mining node accounts; and (b) $1,165 gain arising from fair value adjustments to FIL-denominated receivables and payables associated with the Filecoin mining business.

For the six months ended June 30, 2026, loss on market price of stablecoins and digital assets from discontinued operations totaled $99,974, consisting of: (a) $102,109 loss attributable to Filecoins held in MFH Tech’s Filecoin mining node accounts; and (b) $2,135 gain arising from fair value adjustments to FIL-denominated receivables and payables associated with the Filecoin mining business.

For the three months ended June 30, 2025, loss on market price of stablecoins and digital assets from discontinued operations totaled $105,486, consisting of: (a) $89,232 loss attributable to Filecoins held in MFH Tech’s Filecoin mining node accounts; and (b) $16,254 loss arising from fair value adjustments to FIL-denominated receivables and payables associated with the Filecoin mining business.

For the six months ended June 30, 2025, loss on market price of stablecoins and digital assets from discontinued operations totaled $570,742, consisting of: (a) $576,020 loss attributable to Filecoins held in MFH Tech’s Filecoin mining node accounts; and (b) $5,278 gain arising from fair value adjustments to FIL-denominated receivables and payables associated with the Filecoin mining business.

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

Interest income/(expenses), net

The Company’s interest income/(expenses), net consists of (i) convertible note interest costs, and (ii) interest income from cash deposits and short-term investments.

The Company’s interest income/(expenses), net for the three and six months ended June 30, 2026 amounted to $273,978 and $525,891, respectively, and consisted of nil in convertible notes interest costs, and positive $273,978 and $525,891, respectively, in interest income from cash deposits and short-term investments.

The Company’s interest income/(expenses), net for the three months ended June 30, 2025 amounted to $120,250, and consisted of negative $43,630 in convertible note interest costs, and positive $163,880 in interest income from cash deposits and short-term investments and providing loans to external parties.

The Company’s interest income/(expenses), net for the six months ended June 30, 2025 amounted to $ 171,431, and consisted of negative $103,767 in convertible notes interest costs, and positive $275,198 in interest income from cash deposits and short-term investments and providing loans to external parties.

Gain/(loss) from market price of short-term investment

The gain from market price of short-term investment for the three and six months ended June 30, 2026 and 2025 consists primarily of the net gain from the market price changes of the common stocks and ETFs held by the Company.

Loss before income taxes

Loss before income taxes was $1,152,511 for the three months ended June 30, 2026, compared with loss before income taxes of $840,206 for the three months ended June 30, 2025.

Loss before income taxes was $2,271,873 for the six months ended June 30, 2026, compared with loss before income taxes of $1,639,278 for the six months ended June 30, 2025.

Income tax benefits

We recorded income tax benefits of $103,779 for the three months ended June 30, 2026 and income tax benefits of $58,786 for the three months ended June 30, 2025.

We recorded income tax benefits of $136,488 for the six months ended June 30, 2026 and income tax benefits of $154,096 for the six months ended June 30, 2025.

Loss from continuing operations

Loss from continuing operations was $1,048,732 for the three months ended June 30, 2026, compared with loss from continuing operations of $781,420 for the three months ended June 30, 2025.

Loss from continuing operations was $2,135,385 for the six months ended June 30, 2026, compared with loss from continuing operations of $1,485,182 for the six months ended June 30, 2025.

Loss from discontinued operations

For the three months ended June 30, 2026, the Company recognized a loss from discontinued operations of $56,268, compared to $764,932 for the three months ended June 30, 2025.

For the six months ended June 30, 2026, the Company recognized a loss from discontinued operations of $322,059, compared to $1,362,648 for the six months ended June 30, 2025.

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

Operating Results of the Mining Business

For the three months ended June 30, 2026, revenue from the Filecoin mining operations was $11,275, compared to $91,675 in 2025. Revenue fluctuations were primarily driven by changes in mining output and market prices of FIL at the time rewards were received.

For the six months ended June 30, 2026, revenue from the Filecoin mining operations was $49,002, compared to $208,008 in 2025. Revenue fluctuations were primarily driven by changes in mining output and market prices of FIL at the time rewards were received.

Cost of revenue for the three months ended June 30, 2026 was $93,994, primarily consisting of mining equipment depreciation, facility lease and electricity costs, software-related expenses, and other operational costs necessary to maintain node operations compared to $246,428 in 2025. The mining business continued to generate negative gross margins during the period.

Cost of revenue for the six months ended June 30, 2026 was $269,662, primarily consisting of mining equipment depreciation, facility lease and electricity costs, software-related expenses, and other operational costs necessary to maintain node operations, compared to $495,222 in 2025. The mining business continued to generate negative gross margins during the period.

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

Following the Board’s approval in December 2025, the Company ceased making new investments in the Filecoin mining business and initiated an orderly wind-down of the related operations. By June 30, 2026, substantially all of the related mining nodes had expired and the majority of the pledged FIL had been released, with a substantial portion of the released FIL subsequently sold and converted into cash. A limited amount of FIL remained pledged in connection with certain remaining nodes as of June 30, 2026 and is expected to be released by the end of 2026. The Company does not intend to make additional investments in or resume its Filecoin mining operations.

Net loss

As a result of the foregoing factors, we recorded a net loss of $1,105,000 for the three months ended June 30, 2026, as compared to a net loss of $1,546,352 for the three months ended June 30, 2025.

As a result of the foregoing factors, we recorded a net loss of $2,457,444 for the six months ended June 30, 2026, as compared to a net loss of $2,847,830 for the six months ended June 30, 2025.

Liquidity and Capital Resources

Primary Sources of Liquidity

Our primary sources of liquidity consist of existing cash and cash equivalents, cash flows from operating activities, and proceeds from financing activities.

As of June 30, 2026, we had cash and cash equivalents of $30,973,382, stablecoins of $562,481, digital assets of $738,653, and total equity of $46,767,178. The decrease in cash during 2026 was primarily driven by outflows from investing activities, partially offset by cash generated from operating and financing activities.

Subsequent to June 30, 2026, the closing of the Company’s registered direct offering (the “Offering”) occurred on August 11, 2026. Upon the closing, the Company received aggregate gross proceeds of US$16,196,800 before deducting offering expenses. The Company intends to use the net proceeds from the Offering for its digital asset reserve, working capital and/or general corporate purposes. See Note 17—“Subsequent Events.”

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

Cash Flows

Cash Flows for the six months ended June 30, 2026, compared to the six months ended June 30, 2025

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended June 30,		Variance in
	2026	2025	Amount	%
Net cash provided/(used) in operating activities	98,628	(1,328,938)	1,427,566	-107.42%
Net cash used in investing activities	(6,784,565)	(1,094,595)	(5,689,970)	519.82%
Net cash provided by financing activities	3,839,040	3,666,900	172,140	4.69%
Effect of exchange rate changes	210	53	157	296.23%
Net change in cash and cash equivalents	$(2,846,687)	$1,243,420	$(4,090,107)	-328.94%
Cash and cash equivalents, beginning of the year	33,820,069	24,009,331	9,810,738	40.86%
Cash and cash equivalents, end of the period	$30,973,382	$25,252,751	$5,720,631	22.65%

For the six months ended June 30, 2026, the net decrease in cash and cash equivalents amounted to $2,846,687, compared to a net increase of $1,243,420 for the six months ended June 30, 2025. Cash and cash equivalents were $30,973,382 as of June 30, 2026, compared to $25,252,751 as of June 30, 2025. The decrease in cash during the six months ended June 30, 2026 was primarily driven by outflows from investing activities, partially offset by cash generated from operating and financing activities.

Operating Activities

Net cash provided by operating activities was $98,627 for the six months ended June 30, 2026, compared with net cash used of $1,328,938 for the six months ended June 30, 2025.

2026 Operating Cash Flow

For the six months ended June 30, 2026, our net cash provided by operating activities was $98,628, reflecting a combination of net cash provided by continuing operations of $313,463 and net cash used in discontinued operations of $214,835.

The net cash provided by continuing operations was primarily attributable to (i) our net loss from continuing operations of $2,135,385, (ii) an adjustment of deducted non-cash profit and loss items of a positive net amount of $1,135,353, mainly provision for doubtful accounts, inclusive of depreciation, loss from selling short-term investments, exchange gains and losses, loss on market price of short-term investment, loss on market price of stablecoins and digital assets, loss on share-based payment liabilities, interest income/(expenses), share-based compensations, gain from debt forgiveness, non-cash revenue or gain, non-cash expenses, gain from deregistration of subsidiaries, and other income or loss, (iii) changes in working capital that positively affected the cash flow from operating activities, primarily including: a decrease of $42,471 in clearing deposits, a decrease of $119,831 in accounts receivable, a decrease of $1,509,409 in other receivable, an increase of $44,621 in prepaid expenses and other current assets, an increase of $215,991 in accounts payable, a decrease of $83,717 in advance from customers and deferred revenues, an increase of $44,137 in other payables, and a decrease of $412,441 in accrued expenses and other current liabilities, and (iv) changes in non-current assets and liabilities negatively affected cash flows from operating activities, primarily as a result of a decrease in right-of-use assets of $160,464, an increase in deferred tax assets of $136,488, partially offset by a decrease in operating lease liabilities of $101,541.

Operating cash flows also included the effects of discontinued operations. Cash flows attributable to the Filecoin mining business primarily consisted of operating lease payments, electricity and hosting expenses, and mining-related costs incurred during the wind-down period.

Operating cash flow remained positive as the company continued to generate advisory revenue growth in the six months ended June 30, 2026.

2025 Operating Cash Flow

For the six months ended June 30, 2025, our net cash used in operating activities was $1,328,938, reflecting a combination of net cash used in continuing operations of $1,031,751 and net cash used in discontinued operations of $297,187.

The net cash used in continuing operations was primarily attributable to: (i) our net loss from continuing operations of $1,485,182; (ii) an adjustment of deducted non-cash profit and loss items of a positive net amount of $563,499, mainly inclusive of provision for doubtful accounts, depreciation, gain from selling short-term investments, exchange gains and losses, gain from market price of short-term investment, Loss on market price of stablecoins and digital assets, interest income/(expenses), non-cash revenue or gain, non-cash expenses, and other income or loss; (iii) changes in working capital that positively affected the cash flow from operating activities, primarily including: an increase of $100,445 in clearing deposits, an increase of $118,876 in accounts receivable, a decrease of $202,703 in other receivable, a decrease of $172,081 in prepaid expenses and other current assets, an increase of $285,307 in advance from customers and deferred revenues, an increase of $258,740 in other payables and a decrease of $282,926 in accrued expenses and other current liabilities; and (iv) changes in non-current assets and liabilities that negatively affected the cash flow from operating activities, primarily including: a decrease of $158,887 in right-of-use assets, a decrease of $154,096 in deferred tax assets and a decrease of $187,281 in lease liabilities.

Operating cash flows in 2025 also included cash outflows related to Filecoin mining activities, which were presented within discontinued operations.

The improvement in operating cash flow of continuing operations in 2026 compared to 2025 was primarily attributable to reduced working capital outflows and changes in other receivables.

Investing Activities

Net cash used in investing activities was $6,784,565 for the six months ended June 30, 2026, compared to net cash used in investing activities of $1,094,595 for the six months ended June 30, 2025.

2026 Investing Cash Flow

For the six months ended June 30, 2026, our net cash used in investing activities was $6,784,565, reflecting net cash used in continuing operations of $6,784,565. The net cash used in continuing operations was primarily attributable to cash received from short-term investment interest and dividends of $4,914, cash received from selling short-term investments of $154,871, cash received from selling cryptocurrencies of $ 2,891,714, cash paid for purchasing digital assets of $125,828, cash paid for property and equipment of $11,336, and cash paid for short-term investments of $9,698,900.

2025 Investing Cash Flow

For the six months ended June 30, 2025, our net cash used in investing activities was $1,094,595, reflecting net cash used in continuing operations of $1,094,595. The net cash used in continuing operations was primarily attributable to cash received from short-term investment interest and dividends of $301, and cash paid for short-term investments of $1,094,896.

Financing Activities

Net cash provided by financing activities was $3,839,040 for the six months ended June 30, 2026, compared to net cash provided by financing activities of $3,666,900 for the six months ended June 30, 2025.

2026 Financing Cash Flow

For the six months ended June 30, 2026, our net cash provided by financing activities was $3,839,040. This cash flow was solely derived from continuing operations and was primarily attributed to cash received from equity financing of $3,839,040.

2025 Financing Cash Flow

For the six months ended June 30, 2025, our net cash provided by financing activities was $3,666,900. This cash flow was solely derived from continuing operations and was primarily attributed to cash received from private placement of $8,041,900, cash paid for repaying the convertible notes of $4,000,000, and cash paid for financing-related financial advisory fees of $375,000.

Cash and Cash Equivalents, and Restricted Cash

As of June 30, 2026, the Company had cash and cash equivalents of $30,973,382, compared to $33,820,069 as of December 31, 2025.

The decrease in cash and cash equivalents in the six months ended June 30, 2026 was primarily driven by outflows from investing activities, partially offset by cash generated from operating and financing activities.

Short-term Investments

As of June 30, 2026, the Company held short-term investments of $12,803,368, primarily consisting of U.S. Treasury Bills, ETFs, certificates of deposit, and common stock received in exchange for consulting services, compared to $2,243,567 as of December 31, 2025.

Stablecoins and Digital Assets

As of June 30, 2026, the Company held stablecoins and digital assets from continuing operations with an aggregate fair value of $1,301,134, consisting of USD Coin, Tether USD, Bitcoin, Solana, and Filecoin, compared to $4,027,522 as of December 31, 2025.

Effective January 1, 2024, the Company adopted ASU 2023-08, under which digital assets are measured at fair value with changes in fair value recognized in net income. Accordingly, the carrying amounts of digital assets as of June 30, 2026 and December 31, 2025 reflect fair value measurement at the respective reporting dates.

As previously disclosed, digital assets associated with the Company’s discontinued Filecoin mining operations are presented separately within discontinued operations in the consolidated financial statements.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2026, management is not aware of any pending or threatened claims that, if adversely determined, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2026 and 2025 were $6,784,565 and $1,094,595, respectively.

Capital expenditures in the six months ended June 30, 2026 primarily related to purchases of short-term investments of $9,698,900. Capital expenditures in the six months ended June 30, 2025 were $1,094,896, primarily related to purchases of short-term investments.

The Company expects to fund future capital expenditures primarily through existing cash and cash equivalents. The level and timing of future capital expenditures will depend on the Company’s strategic initiatives, operating performance, and market conditions.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2026:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease commitments	1,015,425	190,944	791,046	33,435
Total	$1,015,425	$190,944	$791,046	$33,435

Other than those shown above, we did not have any significant capital and other commitments as of June 30, 2026.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management has concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective, due to the material weaknesses identified by us, including (i) insufficient formal documentation of internal control policies and procedures relating to financial reporting processes; (ii) limited segregation of duties due to the relatively small size of the Company’s accounting and finance staff, which results in certain individuals performing multiple roles in accounting, financial reporting, and operational functions; and (iii) insufficient number of personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements, and lack of a fully developed internal accounting and financial reporting infrastructure. These material weaknesses are described under “Management’s Annual Report on Internal Control over Financial Reporting” of our Annual Report on Form 10-K.

(b) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company or its subsidiaries may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the Company will seek to include in its financial statements the necessary provisions for losses that it believes are probable and estimable. Furthermore, the Company will seek to evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. The Company currently does not have any material pending legal proceedings to which it or any of its subsidiaries is a party or of which any of their property is the subject. See also Item 3 of Part I of our Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.
(b)	None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a)	None.
(b)	None.
(c)	During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 1.1 of the Annual Report on Form 20-F filed with the SEC on April 23, 2024)
10.1	Form of Securities Purchase Agreement, dated as of August 8, 2026, by and among Chaince Digital Holdings Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101*	Interactive Data File (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chaince Digital Holdings Inc.
(Registrant)

Date: August 14, 2026	By:	/s/ Shi Qiu
Shi Qiu
Chief Executive Officer and Director
Date: August 14, 2026	By:	/s/ Yukuan Zhang
Yukuan Zhang
Chief Financial Officer

