Form 10-Q
period 2026-09-30
Chaince Digital Holdings Inc.
filed 2026-11-13
CIK 1527762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of ordinary shares of the registrant outstanding as of November 12, 2026 was 110,003,800.

CHAINCE DIGITAL HOLDINGS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except for number of shares and per share data)

	Note	September 30, 2026	December 31, 2025
ASSETS:
Current assets:
Cash and cash equivalents	6	33,672,654	33,820,069
Clearing deposit		100,000	132,536
Short-term investments	7	13,558,055	2,243,567
Stablecoins	8	12,771,165	2,904,894
Digital assets	9	1,062,499	1,122,628
Accounts receivable		123,752	300,076
Interest receivable		125,196	38,056
Other receivables	10	2,211,877	2,231,491
Prepaid expenses and other current assets, net		804,394	19,807
Current assets of discontinued operations	5	16,163	2,366,332
Total current assets		$64,445,755	$45,179,456

Non-current assets:
Operating right-of-use assets, net	11	768,386	989,530
Property and equipment, net		14,510	7,007
Intangible assets, net		120,000	120,000
Deferred tax assets	12	75,779	112,832
Security deposit		63,648	63,648
Other long-term investments		122,600	122,600
Total non-current assets		$1,164,923	$1,415,617

TOTAL ASSETS		$65,610,678	$46,595,073

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Deferred revenue		638,414	230,653
Accounts payable		82,578	149,018
Other payables	13	2,097,974	189,000
Accrued expenses and other current liabilities		219,426	459,923
Operating lease liabilities	11	352,906	270,497
Current liabilities of discontinued operations	5	—	457,985
Total current liabilities		$3,391,298	$1,757,076

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	Note	September 30, 2026	December 31, 2025

LIABILITIES AND SHAREHOLDERS’ EQUITY (CONTINUED):

Non-current liabilities:
Lease liabilities	11	513,251	780,603
Deferred tax liabilities	12	25,200	25,200
Total non-current liabilities		$538,451	$805,803

TOTAL LIABILITIES		$3,929,749	$2,562,879

Commitments and contingencies	17

Shareholders’ equity:
Ordinary shares ($0.004 par value, 20,000,000,000 shares authorized as of September 30, 2026, 110,003,800 and 72,883,130 shares issued and outstanding as of September 30, 2026 and December 31, 2025 respectively)	14	440,034	291,551
Subscription receivable	14	(882,360)	—
Additional paid-in capital		748,823,090	728,211,983
Accumulated deficit		(687,774,595)	(685,546,641)
Accumulated other comprehensive income		1,074,760	1,075,301
Total shareholders’ equity		$61,680,929	$44,032,194

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$65,610,678	$46,595,073

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. dollars, except for number of shares and per share data)

		For the three months ended September 30,		For the nine months ended September 30,
	Notes	2026	2025	2026	2025
Revenues:
Financial services and advisory businesses	2	1,811,598	943,662	2,782,350	1,202,231
Total revenues		$1,811,598	$943,662	$2,782,350	$1,202,231

Cost of revenue:
Financial services and advisory businesses	2	(421,590)	(185,285)	(951,762)	(345,836)
Total cost of revenue		$(421,590)	$(185,285)	$(951,762)	$(345,836)
Gross profit		$1,390,008	$758,377	$1,830,588	$856,395

Operating expenses:
Sales and marketing		1,272	(29,066)	(32,794)	(87,197)
General and administrative		(1,551,009)	(1,096,592)	(4,177,449)	(2,794,754)
Research and development		(83,542)	(63,779)	(250,626)	(63,779)
Provision for doubtful accounts		(43)	—	(40,838)	—
Total operating expenses		$(1,633,322)	$(1,189,437)	$(4,501,707)	$(2,945,730)
Operating loss from continuing operations		$(243,314)	$(431,060)	$(2,671,119)	$(2,089,335)

Interest income/(expenses), net		201,542	150,395	727,433	321,826
Dividend income		89,737	—	118,348	—
Other income/(expenses), net		81	499	(30)	514
Gain from market price of short-term investment		25,524	328	16,032	3,802
Gain/(loss) on market price of stablecoins and digital assets	8, 9	324,195	(78,896)	(64,772)	(161,319)
Loss on share-based payment liability		—	(1,865,700)	—	(1,939,200)
Income/(loss) before provision for income taxes		$397,765	$(2,224,434)	$(1,874,108)	$(3,863,712)

Income tax (expense)/benefits	12	(173,578)	(93,320)	(37,090)	60,776
Income/(loss) from continuing operations		$224,187	$(2,317,754)	$(1,911,198)	$(3,802,936)

Discontinued operations:
Income/(loss) from discontinued operations	5	5,303	(229,164)	(316,756)	(1,591,812)
Net income/(loss)		$229,490	$(2,546,918)	$(2,227,954)	$(5,394,748)

Net income/(loss) attributable to holders of ordinary shares of Chaince Digital Holdings Inc.		$229,490	$(2,546,918)	$(2,227,954)	$(5,394,748)

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

		For the three months ended September 30,		For the nine months ended September 30,
	Notes	2026	2025	2026	2025
Numerator
Net income/(loss) attributable to holders of ordinary shares of Chaince Digital Holdings Inc.		$229,490	$(2,546,918)	$(2,227,954)	$(5,394,748)
Continuing operations		224,187	(2,317,754)	(1,911,198)	(3,802,936)
Discontinued operations		5,303	(229,164)	(316,756)	(1,591,812)

Denominator
Weighted average shares used in calculating basic net loss per ordinary share	16	94,845,190	66,801,555	82,186,495	64,654,149
Weighted average shares used in calculating diluted net loss per ordinary share	16	94,845,190	66,801,555	82,186,495	64,654,149

Net income/(loss) per ordinary share
Basic	16	0.002	(0.04)	(0.03)	(0.08)
Diluted	16	0.002	(0.04)	(0.03)	(0.08)
Net income/(loss) per ordinary share from continuing operations
Basic	16	0.002	(0.04)	(0.03)	(0.06)
Diluted	16	0.002	(0.04)	(0.03)	(0.06)
Net income/(loss) per ordinary share from discontinued operations
Basic	16	0.00	(0.00)	(0.00)	(0.02)
Diluted	16	0.00	(0.00)	(0.00)	(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

		For the three months ended September 30,		For the nine months ended September 30,
	Notes	2026	2025	2026	2025
Net income/(loss)		$229,490	$(2,546,918)	$(2,227,954)	$(5,394,748)
Change in cumulative foreign currency translation adjustment		(108)	(4,225)	(541)	(16,473)
Comprehensive income/(loss)		$229,382	$(2,551,143)	$(2,228,495)	$(5,411,221)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except for number of shares and per share data)

	Ordinary shares				Accumulated		Total Chaince Digital
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income/(loss)	Subscription receivables	Holdings Inc. shareholders’ equity	Total Shareholders’ equity
Balance as of July 1, 2026	79,443,800	317,794	734,260,961	(688,004,085)	1,074,868	(882,360)	46,767,178	46,767,178
Share-based compensation (Note 15)	—	—	9,903	—	—	—	9,903	9,903
Issuance of shares in the private placement (Note 14)	30,560,000	122,240	16,074,560	—	—	—	16,196,800	16,196,800
Issuance of shares as consideration for professional services (Note 15)	—	—	477,666	—	—	—	477,666	477,666
Warrant Repurchase (Note 13)	—	—	(2,000,000)	—	—	—	(2,000,000)	(2,000,000)
Net income	—	—	—	229,490	—	—	229,490	229,490
Foreign currency translation	—	—	—	—	(108)	—	(108)	(108)
Balance as of September 30, 2026	110,003,800	440,034	748,823,090	(687,774,595)	1,074,760	(882,360)	61,680,929	61,680,929

	Ordinary shares				Accumulated		Total Chaince Digital
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income/(loss)	Subscription receivables	Holdings Inc. shareholders’ equity	Total Shareholders’ equity
Balance as of January 1, 2026	72,883,130	291,551	728,211,983	(685,546,641)	1,075,301	—	44,032,194	44,032,194
Share-based compensation (Note 15)	44,670	179	146,446	—	—	—	146,625	146,625
Issuance of shares in the private placement (Note 14)	37,060,000	148,240	21,079,560	—	—	(882,360)	20,345,440	20,345,440
Issuance of shares as consideration for professional services (Note 14)	16,000	64	1,385,101	—	—	—	1,385,165	1,385,165
Warrant Repurchase (Note 13)	—	—	(2,000,000)	—	—	—	(2,000,000)	(2,000,000)
Net loss	—	—	—	(2,227,954)	—	—	(2,227,954)	(2,227,954)
Foreign currency translation	—	—	—	—	(541)	—	(541)	(541)
Balance as of September 30, 2026	110,003,800	440,034	748,823,090	(687,774,595)	1,074,760	(882,360)	61,680,929	61,680,929

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	Ordinary shares				Accumulated	Total Chaince Digital
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive loss	Holdings Inc. shareholders’ equity	Total Shareholders’ equity
Balance as of July 1, 2025	63,711,562	254,865	711,428,270	(683,296,640)	1,177,467	29,563,962	29,563,962
Share-based compensation (Note 15)	24,999	100	238,024	—	—	238,124	238,124
Issuance of shares in the private placement (Note 14)	5,357,145	21,428	5,978,571	—	—	5,999,999	5,999,999
Issuance of shares as consideration (Note 14)	—	—	225,117	—	—	225,117	225,117
Convertible notes converted into the Company’s shares (Note 14)	750,750	3,003	3,496,997	—	—	3,500,000	3,500,000
Net loss	—	—	—	(2,546,918)	—	(2,546,918)	(2,546,918)
Foreign currency translation	—	—	—	—	(4,225)	(4,225)	(4,225)
Balance as of September 30, 2025	69,844,456	279,396	721,366,979	(685,843,558)	1,173,242	36,976,059	36,976,059

	Ordinary shares				Accumulated	Total Chaince Digital
	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive loss	Holdings Inc. shareholders’ equity	Total Shareholders’ equity
				(as restated)		(as restated)	(as restated)
Balance as of January 1, 2025	62,299,897	249,218	703,098,695	(680,448,810)	1,189,715	24,088,818	24,088,818

Share-based compensation (Note 15)	66,664	267	531,179	—	—	531,446	531,446
Issuance of shares in the private placement (Note 14)	6,727,145	26,908	14,014,991	—	—	14,041,899	14,041,899
Issuance of shares as consideration (Note 14)	—	—	225,117	—	—	225,117	225,117
Convertible notes converted into the Company’s shares (Note 14)	750,750	3,003	3,496,997	—	—	3,500,000	3,500,000

Net loss	—	—	—	(5,394,748)	—	(5,394,748)	(5,394,748)
Foreign currency translation	—	—	—	—	(16,473)	(16,473)	(16,473)
Balance as of September 30, 2025	69,844,456	279,396	721,366,979	(685,843,558)	1,173,242	36,976,059	36,976,059

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars, except for number of shares and per share data)

	For the nine months ended September 30,
	2026	2025
		(as restated)
Cash flows from operating activities:
Net loss	(2,227,954)	(5,394,748)
Less: Net loss from discontinued operations	(316,756)	(1,591,812)
Net loss from continuing operations	(1,911,198)	(3,802,936)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	40,838	—
Depreciation of property and equipment	3,834	127,846
Exchange gains and losses	281	(1,610)
Loss/(gain) from market price of short-term investment	(134,380)	(3,802)
Loss on market price of stablecoins and digital assets	64,772	161,319
Gain/loss on share-based payment liability	—	1,939,200
Interest income from short-term investment and providing loans	(141,297)	(146,492)
Interest cost of convertible note and borrowing Filecoins	—	134,452
Share-based compensation	1,531,771	716,376
Non-cash revenue or gain	(492,498)	(13,198)
Non-cash expenses	11,667	—

Changes in operating assets and liabilities, net of effect of acquisitions:
Clearing deposit	32,536	(101,295)
Accounts receivable	105,485	(222,079)
Other receivables	10,500	(218,088)
Prepaid expenses and other current assets	(500,461)	(177,869)
Right-of-use assets	221,144	(831,432)
Deferred tax assets	37,053	(60,776)
Accounts payable	27,430	(95,016)
Advance from customers and deferred revenues	(4,741)	97,083
Other payables	45,001	(913,255)
Accrued expenses and other current liabilities	(415,842)	(277,398)
Lease liabilities	(184,943)	787,483
Net cash provided by / (used in) operating activities in continuing operations	$(1,653,048)	$(2,901,487)
Net cash used in operating activities in discontinued operations	1,285,165	(437,962)
Net cash provided by/ (used in) operating activities	$(367,883)	$(3,339,449)

The accompanying notes are an integral part of these consolidated financial statements.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	For the nine months ended September 30,
	2026	2025

Cash flows from investing activities:
Cash from receiving short-term investment interest and dividends	82,390	301
Cash from selling short-term investments	1,486,322	—
Cash from selling cryptocurrencies	2,891,714	—
Payments for purchasing digital assets	(125,828)	—
Payments for purchasing property and equipment	(11,336)	—
Cash paid for short-term investments	(11,730,900)	(1,094,896)
Net cash used in investing activities in continuing operations	$(7,407,638)	$(1,094,595)
Net cash provided by/(used in) investing activities in discontinued operations	—	—
Net cash used in investing activities	$(7,407,638)	$(1,094,595)
Cash flows from financing activities:
Issuance of ordinary shares	7,835,790	11,657,900
Convertible notes	—	(4,000,000)
Financing costs	(208,000)	(375,000)
Net cash provided by financing activities in continuing operations	$7,627,790	$7,282,900
Net cash provided by/(used in) financing activities in discontinued operations	—	—
Net cash provided by financing activities	$7,627,790	$7,282,900

Effect of exchange rate changes by continuing operations	316	236
Effect of exchange rate changes by discontinued operations	—	—
Effect of exchange rate changes	$316	$236

(Decrease)/increase in cash and cash equivalents	$(147,415)	$2,849,092

Cash and cash equivalents, beginning of the period	$33,820,069	$24,009,331

Cash and cash equivalents of continuing operations, end of the period	33,672,654	26,858,423
Cash and cash equivalents of discontinued operations, end of the period	—	—
Cash and cash equivalents, end of the period	$33,672,654	$26,858,423

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

On December 12, 2025, the Company entered into a comprehensive agreement pursuant to which substantially all Filecoin mining equipment was sold to a third party. Under the terms of the agreement, the Company leased back the equipment through April 30, 2026 solely to allow existing Filecoin mining nodes to naturally expire. All of the mining nodes had ceased operations by September 30, 2026.

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

As of September 30, 2026, the Company’s subsidiaries are as follows:

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

These reclassifications have been applied retrospectively to the comparative prior-period presentations, including the three and nine months ended September 30, 2025, to conform to the current period presentation.

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

These reclassifications have been applied retrospectively to the comparative prior-period presentations, including the three and nine months ended September 30, 2025, to conform to the current period presentation.

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

Following the Company’s decision in December 2025 to discontinue its Filecoin mining business, the Company classified the related operations as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations. The operating results of that business, which had previously been reported within “Distributed storage and computing services,” have been reclassified to discontinued operations. Accordingly, the comparative prior-period results of operations for the three and nine months ended September 30, 2025 have been reclassified to present the Filecoin mining business as discontinued operations in the consolidated statements of operations.

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

As of September 30, 2026, the Company had an accumulated deficit of approximately $688 million and incurred a net loss of approximately $2.2 million for the nine months ended September 30, 2026. The Company has experienced recurring operating losses. The Company generated negative cash flows from operating activities during the current period, and it has historically experienced negative cash flows from operating activities. These conditions, when considered in the aggregate, initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern.

As of September 30, 2026, the Company had cash and cash equivalents of approximately $34 million, short-term investments of approximately $14 million that are readily convertible into cash, and stablecoin holdings of approximately $13 million. Although the Company made a $20 million investment in a private investment fund subsequent to September 30, 2026, management believes that the Company’s remaining financial resources and liquidity are sufficient to support its planned business operations, future growth initiatives, capital expenditures, and working capital requirements for at least twelve months following the issuance of these consolidated financial statements.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in the Company’s consolidated financial statements include, but are not limited to, allowance for credit losses, useful lives of property and equipment and intangible assets, impairment of long-lived assets, long-term investments and goodwill, the valuation of cryptocurrencies, realization of deferred tax assets, uncertain income tax positions, share-based compensation, valuation of contingent consideration from business combination and purchase price allocation for business combinations and asset acquisitions. Actual results could materially differ from those estimates.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Principle of consolidation

The consolidated financial statements of the Company include the financial statements of the Company, its subsidiaries in which it has a controlling financial interest. The results of the subsidiaries are consolidated from the date on which the Company obtained control and continue to be consolidated until the date that such control ceases. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. All significant intercompany balances and transactions among the Company and its subsidiaries have been eliminated on consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported total net loss, total assets, total liabilities, shareholders’ equity, or cash flows.

Business combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC 805 (“ASC 805”), “Business Combinations”. The purchase method of accounting requires that the consideration transferred to be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.

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

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

According to the clearing agreement signed between the Company’s subsidiary Chaince Securities, LLC (a broker-dealer firm registered with FINRA) and Velocity Clearing LLC (“Velocity”), Chaince Securities, LLC is obligated to establish an account at Velocity which shall at all times contain deposited cash, securities, or a combination of both. As of September 30, 2026, the balance of the Company’s clearing deposit account was $100,000.

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

Stablecoins

Stablecoins represent digital assets that are designed to maintain a stable value relative to a fiat currency. As of September 30, 2026, the Company’s stablecoin holdings consist of USD Coin (“USDC”) and Tether USD (“USDT”), which are blockchain-based digital tokens designed to maintain a value of one U.S. dollar per token and are commonly used for settlement and liquidity management within the digital asset ecosystem.

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

The Company’s acquired broker-dealer license is measured at cost minus impairment loss. We estimated the fair values of the acquired broker dealer license, and no impairment loss was recognized for the three and nine months ended September 30, 2026.

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

As of September 30, 2026, the carrying amount of the right to recover the digital assets is zero. The Company continues to pursue legal remedies to recover these assets; however, the timing and outcome of such efforts remain uncertain.

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

For the nine months ended September 30, 2026 and 2025, the Company’s revenues from continuing operations were derived entirely from financial services and advisory activities. Revenue previously generated from distributed storage and computing services, consisting of Filecoin mining operations, has been classified as discontinued operations and is excluded from the Company’s continuing revenue recognition policies.

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

Changes in contract liabilities primarily relate to the timing difference between the Company’s satisfaction of performance obligations and the receipt of consideration from customers. During the nine months ended September 30, 2026, the Company recognized revenue that was included in contract liabilities at the beginning of the period as the related services were performed.

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

For the nine months ended September 30, 2026, the Company’s cost of revenue from continuing operations relates solely to its financial services and advisory businesses. Costs associated with distributed storage and computing services, consisting of Filecoin mining operations, have been classified as discontinued operations and are excluded from cost of revenue from continuing operations. The accounting policies for cost of revenue by business line are described below.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of project referral fees for the consultation services business. These costs are expensed as incurred.

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

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred and primarily consist of common area maintenance and utility charges not included in the measurement of right-of-use assets and operating lease liabilities.

The leasing activities of the Company during the nine months ended September 30, 2026 are all for the Company to lease the office as the lessee and the Company classified them as operating leases, among which, the Company signed a long-term lease contract with a term of about 40 months for the New York office. The Company recognized right-of-use assets and lease liabilities on the consolidated balance sheet as of September 30, 2026.

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

The following table presents information regularly provided to the CODM and included in the measure of segment profit or loss reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues	1,811,598	943,662	2,782,350	1,202,231
Significant segment expenses:
Cost of revenue	(421,590)	(185,285)	(951,762)	(345,836)
Sales and marketing	1,272	(29,066)	(32,794)	(87,197)
General and administrative	(1,551,009)	(1,096,592)	(4,177,449)	(2,794,754)
Research and development	(83,542)	(63,779)	(250,626)	(63,779)
Provision for doubtful accounts	(43)	—	(40,838)	—
Non-operating income/(expense) and gain/(loss)	641,079	(1,793,374)	797,011	(1,774,377)
Income/(loss) before provision for income taxes	$397,765	$(2,224,434)	$(1,874,108)	$(3,863,712)
Income tax (expense)/benefits	(173,578)	(93,320)	(37,090)	60,776
Income/(loss) from continuing operations	$224,187	$(2,317,754)	$(1,911,198)	$(3,802,936)

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

Revenues from external customers are attributed to geographic areas based on the jurisdiction in which the relevant advisory or consulting services are primarily provided. The following table presents the Company’s revenues from continuing operations by geographic area for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Geographic area
United States	1,722,597	852,233	2,524,483	1,059,802
Hong Kong	89,001	91,429	257,867	142,429
Total revenues	$1,811,598	$943,662	$2,782,350	$1,202,231

Long-lived assets consist primarily of operating right-of-use assets and property and equipment. Long-lived assets exclude intangible assets, financial instruments, deferred tax assets, security deposits, long-term investments and other financial assets. Long-lived assets are attributed to geographic areas based on the physical location of the assets or the jurisdiction in which the assets are primarily used. The following table presents the Company’s long-lived assets by geographic area as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Geographic area	US$	US$
United States	782,896	996,537
Total long-lived assets	782,896	996,537

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

For the nine months ended September 30, 2026, the Company’s revenues from continuing operations were derived primarily from its financial services and advisory businesses, which are conducted through its U.S. subsidiaries, Chaince Securities, Inc. and Chaince Securities, LLC, and its Hong Kong subsidiary, Ucon Capital (HK) Limited. Revenues from distributed storage and computing services, consisting of Filecoin mining operations, were generated through the Company’s U.S. subsidiary, MFH Tech, and have been classified as discontinued operations.

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

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The following table presents the Company’s stablecoins and digital assets measured at fair value on a recurring basis by fair value hierarchy level as of September 30, 2026:

	Fair Value	Level 1	Level 2	Level 3
Description	US$	US$	US$	US$
Stablecoins – USDC	3,338,923	3,338,923	—	—
Stablecoins – USDT	9,432,242	9,432,242	—	—
Digital assets – Bitcoin	841,404	841,404	—	—
Digital assets – Solana	119,018	119,018	—	—
Digital assets – Filecoin, continuing operations	102,077	102,077	—	—
Total stablecoins and digital assets of continuing operations	$13,833,664	$13,833,664	$—	$—
Digital assets – Filecoin, classified as current assets of discontinued operations	16,163	16,163	—	—
Total stablecoins and digital assets measured at fair value on a recurring basis	$13,849,827	$13,849,827	$—	$—

The Company did not have any liabilities measured at fair value on a recurring basis as of September 30, 2026.

The Company determines the fair value of stablecoins and digital assets based on quoted prices in active markets that are accessible to the Company at the measurement date. During the nine months ended September 30, 2026, the Company used quoted prices from Coinbase as the pricing source for USDC, USDT, Bitcoin, Solana and Filecoin.

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

4. CONCENTRATION OF RISK

Customer concentration

The Company’s revenues from continuing operations are derived from a limited number of customers due to the nature of its financial services and advisory engagements. For the nine months ended September 30, 2026, the Company generated revenues from approximately 16 customers across its various financial services and advisory offerings. For the nine months ended September 30, 2025, the Company generated revenues from financial services and advisory business from 10 customers.

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

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share (or ADS) data)

Customers that individually represent greater than 10% of the Company’s total revenues for the three and nine months ended September 30, 2026 and 2025, are as follows:

	For the three months ended September 30,
	2026		2025
	US$	%	US$	%
Customer A	520,406	28.7%	—	—
Customer B	429,981	23.7%	—	—
Customer C	395,702	21.8%	—	—
Customer D	297,282	16.4%
Customer E			367,151	38.9%
Customer F	—	—	140,000	14.8%

	For the nine months ended September 30,
	2026		2025
	US$	%	US$	%
Customer A	520,406	18.7%	—	—
Customer B	438,314	15.8%	—	—
Customer C	395,702	14.2%	—	—
Customer D	830,822	29.9%	—	—
Customer E	—	—	367,151	30.5%
Customer F	—	—	140,000	11.6%
Customer G	—	—	158,108	13.2%
Customer H			142,429	11.8%

Vendor concentration

The Company’s financial services and advisory businesses primarily rely on its internal professional personnel to deliver services to clients. However, the Company may engage external professional service providers to assist in the delivery of certain projects.

For the nine months ended September 30, 2026, the Company engaged six external professional service providers to support certain advisory engagements. Costs incurred for these service providers totaled approximately $524,727, representing approximately 55% of the Company’s total cost of revenues for the nine months ended September 30, 2026.

For the nine months ended September 30, 2025, the Company engaged three external professional service providers to support certain advisory engagements. Costs incurred for these service providers totaled approximately $139,739, representing approximately 41% of the Company’s total cost of revenues for the nine months ended September 30, 2025.

The above amounts exclude sales commissions, referral fees and other similar costs incurred in connection with the Company’s financial services and advisory businesses, which are also included in the Company’s cost of revenues.

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

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share (or ADS) data)

Suppliers that individually represent greater than 10% of the Company’s total purchases for the three and nine months ended September 30, 2026 and 2025, are as follows:

	For the three months ended September 30,
	2026		2025
	US$	%	US$	%
Supplier A	90,000	32.8%	—	—
Supplier B	83,542	30.3%	63,779	56.5%
Supplier C	60,000	21.9%	—	—
Supplier D	—	—	47,070	41.8%

	For the nine months ended September 30,
	2026		2025
	US$	%	US$	%
Supplier A	90,000	17.2%	—	—
Supplier B	250,625	47.7%	63,779	45.6%
Supplier C	60,000	11.4%	—	—
Supplier D	4,650	0.9%	74,070	53.0%
Supplier E	104,452	19.9%	1,890	1.4%

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

At times, the Company’s cash balances held with financial institutions may exceed federally insured limits or may not be fully insured, particularly for accounts maintained outside the United States. As of September 30, 2026, substantially all of the Company’s cash balances exceeded applicable insured limits.

The Company’s accounts receivable are primarily derived from financial services and advisory engagements with customers located in various jurisdictions, including Hong Kong, Singapore, Malaysia, the United States, and other regions. Management performs ongoing credit evaluations of its customers and generally does not require collateral.

The Company also has loan receivables from non-related parties arising from financing arrangements with certain business partners. As of September 30, 2026, the outstanding balance of such loan receivables was approximately $2.2 million. These receivables are subject to credit risk if the counterparties fail to perform under the contractual terms. Management monitors the creditworthiness of these counterparties and evaluates collectability on an ongoing basis.

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

Fluctuations in foreign currency exchange rates may affect the Company’s results of operations and financial position to the extent that assets, liabilities, revenues, or expenses are denominated in foreign currencies. While the Hong Kong dollar is currently pegged to the U.S. dollar, other currencies in which the Company conducts business are subject to market-driven exchange rate fluctuations. Management does not currently engage in hedging activities to mitigate foreign currency exchange risk and believes that such risk is not material to the Company’s consolidated financial statements for the nine months ended September 30, 2026.

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

On December 12, 2025, the Company entered into a comprehensive agreement pursuant to which substantially all mining equipment previously used in the Filecoin mining operations was sold to a third party. Under the terms of the agreement, the Company leased back the equipment through April 30, 2026 solely to allow existing mining nodes to naturally expire. All of the mining nodes had ceased operations by September 30, 2026.

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

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The following table summarizes the assets and liabilities associated with the Company’s discontinued operations:

	September 30, 2026	December 31, 2025
Consolidated Balance Sheets	US$	US$
Other receivables	—	1,501,651
Prepaid expenses and other current assets, net	—	101,690
Digital assets (i)	16,163	762,991
Current assets of discontinued operations	$16,163	$2,366,332

Accrued expenses and other current liabilities	—	457,985
Current liabilities of discontinued operations	$—	$457,985

(i)	Digital assets primarily represent Filecoin (“FIL”) generated from or used in connection with the Company’s discontinued Filecoin mining operations and held in the Filecoin node accounts of the Company’s subsidiary, MFH Tech. Following the Company’s decision in December 2025 to discontinue its distributed storage and computing services (Filecoin mining) business, FIL directly associated with the mining operations, including FIL pledged or otherwise locked in connection with the mining nodes, was classified as assets associated with discontinued operations.

As of September 30, 2026, the majority of the FIL previously pledged or locked in connection with the mining nodes had been released following the expiration of the related mining nodes on or around April 30, 2026, and a substantial portion of the released FIL had been sold and converted into cash. The remaining pledged or locked FIL is expected to be released by the end of 2026. Accordingly, the remaining digital assets associated with the discontinued Filecoin mining operations are classified as current assets of discontinued operations as of September 30, 2026, as such assets are expected to be released and available for disposition within the next twelve months.

The following table summarizes the results of the Company’s discontinued operations for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Consolidated Statements of Operations
Revenue	—	78,898	49,002	286,907
Cost of revenue	—	(265,905)	(269,663)	(761,126)
General and administrative expenses	—	—	(1,424)	—
Gain/(loss) on market price of digital assets	5,303	(42,157)	(94,671)	(612,899)
Impairment of fixed assets	—	—	—	(504,693)
Loss from discontinued operations	$5,303	$(229,164)	$(316,756)	$(1,591,811)

The following table summarizes the cash flows attributable to discontinued operations for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Consolidated Statements of Cash Flows
Net loss from discontinued operations	5,303	(229,164)	(316,756)	(1,591,811)
(Loss)/gain on market price of digital assets	(5,303)	42,157	94,671	612,899
Impairment loss of property and equipment	—	—	—	504,693
Interest cost of convertible note and borrowing Filecoins	—	—	—	22,068
Depreciation of property and equipment	—	96,787	—	222,689
Non-cash revenue of Filecoin mining	—	(78,898)	(49,002)	(286,907)
Non-cash costs and expenses	—	28,342	11,706	258,465
Other receivables	—	—	1,500,000	—
Prepaid expenses and other current assets	—	—	76,532	—
Other payables	—	—	—	(180,077)
Accounts payable	—	—	(31,986)	19
Net cash used in discontinued operations	$—	$(140,775)	$1,285,165	$(437,962)

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	September 30,	December 31,
	2026	2025
	US$	US$
Cash (i)	23,517,731	21,820,069
Cash equivalents (ii)	10,154,923	12,000,000
Total	$33,672,654	$33,820,069

(i)	As of September 30, 2026, the Company’s cash includes: 1) Cash in hand of $200; 2) Demand deposit of $22,447,249 in bank accounts; 3) Cash of $1,070,282 in the securities investment accounts and the Coinbase account.

As of December 31, 2025, the Company’s cash includes: 1) Cash in hand of $200; 2) Demand deposit of $19,959,733 in bank accounts; 3) Cash of $1,860,136 in the securities investment accounts and the Coinbase account.

(ii)	As of September 30, 2026, the Company’s cash equivalents were all certificates of deposits with a balance of $10,154,923 with a maturity date less than 3 months.

As of December 31, 2025, the Company’s cash equivalents were all certificates of deposits with a balance of $12,000,000 with a maturity date less than 3 months.

7. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	September 30,	December 31,
	2026	2025
	US$	US$
Certificate of Deposits (i)	4,039,157	2,224,404
ETF (ii)	8,508,869	1,363
Common Shares (iii)	1,010,029	17,800
Total short-term investments	$13,558,055	$2,243,567

(i)

On April 15, 2026, the Company deposited a Certificate of Deposits of $1,000,000 in East West Bank, with an annual interest rate of 3.534% and the maturity date of October 12, 2026. As of September 30, 2026, the balance of this Certificate of Deposits is $1,016,497.

On February 14, 2025, the Company deposited a Certificate of Deposits of $943,690.46 with a term of 180 days in East West Bank, with an annual interest rate of 3.925%. On August 24, 2025, the Company renewed the Certificate of Deposits with another term of 180 days. As of December 31, 2025, the balance of this Certificate of Deposits was $970,990. On February 20, 2026, the Company renewed the Certificate of Deposits with another term of 180 days. On August 19, 2026, the Company renewed the Certificate of Deposits with another term of 180 days. As of September 30, 2026, the balance of this Certificate of Deposits was $993,111.

On October 7, 2025, the Company deposited a Certificate of Deposits of $1,088,000 in Morgan Stanley Private Bank, with an annual interest rate of 4.1% and the maturity date of September 9, 2026. As of December 31, 2025, the balance of this Certificate of Deposits is $1,100,577. It was redeemed on September 9, 2026. As of September 30, 2026, the balance of this Certificate of Deposits is nil.

On September 10, 2026, the Company deposited a Certificate of Deposits of $1,132,000 in Morgan Stanley Private Bank, with an annual interest rate of 4.0% and the maturity date of March 16, 2027. As of September 30, 2026, the balance of this Certificate of Deposits is $1,129,191.

On September 21, 2026, the Company deposited a Certificate of Deposits of $900,000 in Bank of America, with an annual interest rate of 4.1% and the maturity date of March 24, 2027. As of September 30, 2026, the balance of this Certificate of Deposits is $900,358.

On May 2, 2025, the Company deposited a Certificate of Deposits of $150,000 with a term of 12 months in Bank of America, with an annual interest rate of 3.2%. As of December 31, 2025, the balance of this CD is $152,837.

(ii)

In the first half of 2026, the Company purchased a total of 84,514 units ISHARES TREASURY BOND ETF as part of the investment portfolio. As of September 30, 2026, the market value of the 86,514 units ISHARES TREASURY BOND ETF was $8,508,869.

On March 31, 2025, the Company purchased 2 units SPDR S&P 500 ETF as part of the investment portfolio at a cost of $1,205.52. As of December 31, 2025, the market value of the 2 units ETF was $1,363. All units were sold on July 14, 2026.

(iii)	As of December 31, 2025, the Company holds common shares of KIDZ, with the amount of $17,800. As of September 30, 2026, the Company holds common stocks of KIDZ with the amount of $29, and common shares of ZJK with the amount of $1,010,000.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

8. STABLECOINS

Stablecoins consist of the following:

	September 30, 2026	December 31, 2025
	US$	US$
USD Coins (USDC)	3,338,923	2,904,894
Tether USD (USDT)	9,432,242	—
Total Stablecoins	$12,771,165	$2,904,894

As of September 30, 2026, the Company held 3,338,935 USD Coins with the carrying amount of $3,338,923 and 9,432,391 Tether USD with the carrying amount of $9,432,242. Of these amounts, 3,021,000 USDC and 9,179,000 USDT were temporarily held in a digital asset account registered in the name of an employee, pending the establishment of a corporate account. The account was used exclusively for the Company’s assets and was managed and controlled by the Company’s management. Pursuant to a custody agreement, the Company retains all beneficial interests in these stablecoins, and the employee has no personal economic interest in them. The Company expects to transfer these assets to a corporate account by December 31, 2026.

The movement of the stablecoins for the three and nine months ended September 30, 2026 and 2025 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	562,481	—	2,904,894	—
Received	12,208,335	2,467,226	12,771,326	2,467,226
Payments	—	(56)	(2,903,381)	(56)
Gain/loss on market price changes	349	(740)	(1,674)	(740)
Ending balance	$12,771,165	$2,466,430	$12,771,165	$2,466,430

9. DIGITAL ASSETS

Digital assets consist of the following:

	September 30, 2026	December 31, 2025
	US$	US$
Filecoin	102,077	122,638
Bitcoin	841,404	875,250
Solana	119,018	124,740
Total digital assets	$1,062,499	$1,122,628

The following table presents the quantity of each type of digital asset held by the Company and the corresponding market value used to determine the fair value of such digital assets as of September 30, 2026 and December 31, 2025. The quantities and market values presented below are based on the digital assets held by the Company as of the respective reporting dates.

		As of September 30, 2026			As of December 31, 2025
	Custodial platforms	Quantity held	Cost basis	Fair value	Quantity held	Cost basis	Fair value
Filecoin	BitGo	0.979	1	1	0.979	1	1
Filecoin	Coinbase	97858.35132	205,731	102,076	94810.22031	202,875	122,637
Bitcoin	BitGo	10.00994	1,216,774	841,404	10.00994	1,216,774	875,250
Solana	BitGo	1000.0004711	125,828	119,018	1000.0004711	125,828	124,740
Total digital assets			$1,548,334	$1,062,499		$1,545,478	$1,122,628

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

The movement of the digital assets for the three and nine months ended September 30, 2026 and 2025 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	738,653	74,209	1,122,628	156,623
Received	—	1,216,774	2,968	1,216,783
Gain/loss on market price changes	323,846	(78,157)	(63,098)	(160,580)
Others	—	—	1	—
Ending balance	$1,062,499	$1,212,826	$1,062,499	$1,212,826

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

10. OTHER RECEIVABLES

Other receivables consist of the following:

	September 30,	December 31,
	2026	2025
	US$	US$
Loan receivables from non-related parties (i)	2,205,000	2,205,000
Other receivables from non-related parties	6,877	26,491
Total other receivables	$2,211,877	$2,231,491

(i)

On December 12, 2023, the Company entered into a loan agreement with Honor Star Ventures Limited, pursuant to which the Company provided a loan of $2,000,000 with a term of one year and an annual interest rate of 5%. On December 14, 2024, the Company entered into a supplementary agreement to extend the maturity date of the loan by an additional 12 months. On December 14, 2025, the Company and Honor Star Ventures Limited executed a further supplementary agreement to extend the maturity of the loan for an additional 12 months. Interest on the loan accrues at an annual rate of 5% and has been paid and collected on schedule prior to each maturity extension. As of September 30, 2026, the outstanding principal balance of the loan remained $2,000,000.

On September 16, 2025, the Company also entered into a loan agreement with Global Innovation Wisdom Consultant, Inc., pursuant to which the Company provided a loan of $250,000 with a term of one year. The loan is interest-free for the first three months and thereafter bears interest at a simple annual rate of 5%. On September 16, 2026, the Company and Global Innovation Wisdom Consultant, Inc. executed a further supplementary agreement to extend the maturity of the loan for an additional 3 months. As of September 30, 2026, the outstanding principal balance of the loan remained $250,000.

In accordance with the Company’s allowance for expected credit losses policy under the Current Expected Credit Loss (“CECL”) model, the Company evaluates the collectability of loan receivables and other receivables on a periodic basis considering the financial condition of the counterparties, historical repayment experience, and other relevant factors. Based on this assessment, the Company recorded an allowance for expected credit losses of $45,000 related to loan receivables from non-related parties as of September 30, 2026. The allowance reflects management’s estimate of lifetime expected credit losses associated with these receivables. No allowance for credit losses was recorded for other receivables from non-related parties as management believes the credit risk associated with these balances is minimal.

11. LEASES

As of September 30, 2026, the Company had operating leases for its New York offices. The remaining lease term is 2.32 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2026, the weighted average remaining lease term was 2.32 years and the weighted average discount rate was 5%.

The following table presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheet.

	September 30, 2026	December 31, 2025
	US$	US$
Right-of-use assets	768,386	989,530
Impairment of right-of-use assets	—	—
Right-of-use assets, net	768,386	989,530

Operating lease liabilities – current	352,906	270,497
Operating lease liabilities – non-current	513,251	780,603
Total operating lease liabilities	866,157	1,051,100

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The following table presents the components of the Company’s office lease expense for the three and nine months ended September 30, 2026 and 2025, which are included in general and administrative expenses on the consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	72,750	80,644	258,969	244,646
Variable lease cost	—	—	—	—
Operating lease expense	72,750	80,644	258,969	244,646
Short-term lease rent expense	—	—	66,546	4,357
Total lease expense	$72,750	$80,644	$325,515	$249,003

The following table summarizes the maturity of operating lease liabilities as of September 30, 2026:

US$
2026	95,472
2027	390,640
2028	400,406
2029	33,435
Total	919,953
Less: imputed interest	(53,796)
Present value of lease liabilities	866,157

12. INCOME TAXES

Income/(Loss) before income taxes

The components of income/(loss) before income taxes from continuing operations were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	US$	US$	US$	US$
Domestic income/(loss) before income taxes	490,808	166,261	(359,852)	(742,814)
Foreign loss before income taxes	(93,043)	(2,390,695)	(1,514,256)	(3,120,898)
Total loss before income taxes	397,765	(2,224,434)	(1,874,108)	(3,863,712)

Provision for income taxes

The provision for income taxes from continuing operations was comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	US$	US$	US$	US$
Current:
Federal	—	—	—	—
State	—	—	—	—
Foreign	37	—	37	—
Total current income taxes	37	—	37	—

Deferred:
Federal	132,522	71,263	28,294	(39,181)
State	41,019	22,057	8,759	(21,595)
Foreign	—	—	—	—
Total deferred income taxes	173,541	93,320	37,053	(60,776)

Total income tax (benefit)/provision	173,578	93,320	37,090	(60,776)

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

Deferred tax assets and liabilities

The significant components of deferred income tax assets and liabilities from continuing operations were as follows:

	As of September 30, 2026	As of December 31, 2025
	US$	US$
Deferred tax assets:
Net operating losses carry forwards	169,709	206,416
Provision for doubtful accounts	95	441
Unrealized loss on short-term investments, net of tax effect	24,192	26,180
Impairment of intangible assets	238,821	238,821
Gross deferred tax assets	432,817	471,858
Less: valuation allowance	(357,038)	(359,026)
Net deferred tax assets	75,779	112,832

Deferred tax liabilities:
Temporary difference of intangible asset	25,200	25,200
Gross deferred tax liabilities	25,200	25,200
Net deferred tax liabilities	25,200	25,200

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

Based on this assessment, management determined that it is more likely than not that a significant portion of the Company’s deferred tax assets will not be realized, primarily due to cumulative losses incurred in certain jurisdictions and the absence of sufficient objectively verifiable positive evidence to support future taxable income. Accordingly, the Company recorded a valuation allowance of $357,038 as of September 30, 2026.

Deferred tax assets are recognized for deductible temporary differences and net operating loss carryforwards. Certain temporary differences, including unrealized losses on short-term investments, give rise to deferred tax assets; however, due to the Company’s valuation allowance position, no corresponding tax benefit has been recognized in the current period.

Effective income tax rate reconciliation

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate from continuing operations was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
US federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effect of foreign tax rate differential	5.8%	-22.8%	-16.9%	-17.0%
State income taxes, net of federal benefit	10.7%	-1.0%	-0.5%	0.3%
Non-deductible expenses	0.3%	0.0%	-0.2%	0.0%
Utilization of prior-year net operating loss carryforwards	-0.8%	0.3%	0.3%	0.2%
Current year losses with no deferred tax benefit recognized	8.8%	-1.8%	-5.8%	-3.1%
Deferred tax benefit related to prior-year losses	0.0%	0.0%	0.0%	0.2%
Tax effect of temporary differences subject to valuation allowance	-2.1%	0.0%	0.1%	0.0%
Other reconciling items	0.0%	0.0%	0.0%	0.0%
Effective income tax rate	43.7%	-4.3%	-2.0%	1.6%

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the actual income tax provision (benefit) from continuing operations was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
US federal statutory tax rate	83,530	(467,131)	(393,563)	(811,379)
Effect of foreign tax rate differential	22,979	506,321	316,752	657,730
State income taxes, net of federal benefit	42,720	22,057	8,986	(12,100)
Non-deductible expenses	1,025	—	3,188	—
Utilization of prior-year net operating loss carryforwards	(3,258)	(6,983)	(5,756)	(6,983)
Current year losses with no deferred tax benefit recognized	34,948	39,056	109,616	121,542
Deferred tax benefit related to prior-year losses	—	—	—	(9,586)
Tax effect of deferred tax assets not recognized due to valuation allowance	(8,221)	—	(1,988)	—
Other reconciling items	(145)	—	(145)	—
Income tax provision (benefit)	173,578	93,320	37,090	(60,776)

Valuation allowance

The Company evaluates the realizability of its deferred tax assets on a jurisdiction-by-jurisdiction basis. In assessing the need for a valuation allowance, management considers both positive and negative evidence, including historical operating results, projections of future taxable income, the reversal of existing taxable temporary differences, and tax planning strategies. Based on this assessment, management determined that it is more likely than not that a significant portion of the deferred tax assets will not be realized, primarily due to cumulative losses incurred in certain jurisdictions and limited sources of future taxable income. Accordingly, the Company recorded a valuation allowance of $357,038 as of September 30, 2026. The valuation allowance relates primarily to net operating loss carryforwards and certain temporary differences, including unrealized losses on investments, for which realization is uncertain.

13. OTHER PAYABLES

Other payables consist of the following:

	September 30, 2026	December 31, 2025
	US$	US$
Warrant Repurchase Liability (i)	2,000,000	—
Others	97,974	189,000
Total other payables	$2,097,974	$189,000

(i)	During the nine months ended September 30, 2026, the Company entered into a Warrant Repurchase Cancellation and Release Agreement pursuant to which the Company agreed to repurchase certain outstanding warrants for an aggregate consideration of $2,000,000. As the agreement became effective and the Company incurred a contractual obligation to make the repurchase payment, the Company recognized a warrant repurchase liability of $2,000,000 as of September 30, 2026.

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

On September 8, 2015, the Company issued 741,422,780 ordinary shares to the Company’s original shareholders for the acquisition of the Company. In addition, the Company initially agreed to issue 72,000,000 ordinary shares of the Company to Mr. Xu at a purchase price of $0.5556 per share, for a total purchase price of $40,000,000. On September 7, 2015, the Company and Mr. Xu reduced the number of shares to be purchased through a supplemental agreement resulting in a final subscription amount of $15,000,000 for 27,000,000 shares. On the same date, the Company issued an additional 27,000,000 ordinary shares to Mr. Xu in relation to his additional subscription.

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

On December 29, 2022, the Company’s Board of Directors approved the following: 1) the share consolidation and simultaneous change of the ADR ratio; 2) the transfer of the register of members of the Company; and 3) the termination of the deposit agreement. The Board approved the share consolidation of the authorized share capital (the “Share Consolidation”) at a ratio of four hundred (400)-for-one (1) with the par value of each ordinary share changed to US$0.004 per ordinary share. Further, as approved by the Board, the Company effected a simultaneous change of the American Depositary Receipts (“ADRs”) to ordinary share ratio from 1-to-360 to 1-to-1 (the “ADR Ratio Change”). The Board approved the termination of the Deposit Agreement, as amended (the “Deposit Agreement”) effective on February 28, 2023, by and among the Company, Citibank, N.A., and the holders and beneficial owners of American Depositary Shares outstanding under the terms of the Deposit Agreement dated as of April 13, 2015 and as amended.

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

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

On December 19, 2024, the Company entered into a Securities Purchase Agreement with a non-U.S. investor (the “Purchaser”) for a private placement offering, providing the sale and issuance of 1,470,000 ordinary shares of the Company, par value $0.004 per share, for a total purchase price of US$10,010,700 at $6.81 per share (the “Offering”). The Offering closed on December 26, 2024. Upon closing, the Company issued a total of 1,470,000 Ordinary Shares to the Purchaser following receipt of a total purchase price of US$10,010,700.

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

On August 14, 2025, the Company entered into Securities Purchase Agreements with three investors for a private placement offering, providing for the sale and issuance of 5,357,144 ordinary shares of the Company, par value $0.004 per share, for a total purchase price of approximately $6 million at $1.12 per share (the “Offering”). The Offering closed on August 19, 2025.

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

Between February 2025 and January 2026, the Company granted ordinary shares to its Chief Strategy Officer, Wilfred Zhongkei Daye, as part of his compensation arrangement. Under the terms of the agreement, the Company issued ordinary shares on a monthly basis in consideration for executive services provided during the year. Each monthly issuance represents a separate grant and is accounted for based on the fair value of the Company’s ordinary shares on the respective grant dates. As of September 30, 2026, the Company had issued 100,000 ordinary shares to him.

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

On February 25, 2026, the Company entered into a Securities Purchase Agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell an aggregate of 6,500,000 ordinary shares, par value $0.004 per share, at a purchase price of $0.774 per share, for total gross proceeds of $5,031,000, in reliance upon the exemption provided by Rule 903 of Regulation S under the Securities Act of 1933, as amended. The Offering closed on March 16, 2026, at which time the Company issued the 6,500,000 ordinary shares to the Purchasers. As of September 30, 2026, $882,360 of the subscription proceeds remained outstanding and was recorded as a subscription receivable. The outstanding balance was subsequently collected in full in October 2026.

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

On August 8, 2026, the Company entered into a Securities Purchase Agreement with certain investors for a registered direct offering of 30,560,000 ordinary shares at a purchase price of US$0.53 per ordinary share. The offering was completed on August 11, 2026, generating aggregate gross proceeds of $16,196,800 before deducting offering expenses. The consideration was received in U.S. dollars and/or stablecoins (USDT and USDC). The Company intends to use the net proceeds for its digital asset reserve, working capital and/or general corporate purposes.

On August 19, 2026, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC to create an at-the-market equity program under which the Company may offer and sell ordinary shares with an aggregate offering price of up to $300 million from time to time through the sales agent, subject to market conditions and applicable securities laws. The Company filed the related prospectus supplement with the SEC on August 21, 2026.

On August 24, 2026, at the Company’s Annual General Meeting of Shareholders, the shareholders approved an increase in the Company’s authorized share capital from $4,000,000, divided into 1,000,000,000 ordinary shares with a par value of $0.004 per share, to $80,000,000, divided into 20,000,000,000 ordinary shares with a par value of $0.004 per share, through the creation of an additional 19,000,000,000 ordinary shares. The shareholders also approved the corresponding amendment to the Company’s Memorandum of Association.

As of September 30, 2026, the total number of ordinary shares outstanding was 110,003,800.

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

Employee and Director Equity Incentive Awards

During the year 2025 and the nine months ended September 30, 2026, the Company granted restricted ordinary shares to certain employees under the 2025 Plan. Although certain awards were legally issued during 2025, such shares are subject to service-based vesting conditions and transfer restrictions, including minimum holding periods under Rule 144 of the Securities Act of 1933, as amended.

For employee awards granted in 2025 for which the first tranche of shares is scheduled to vest or be released in February 2026, the Company recognized share-based compensation expense in 2025 and the first half of 2026 based on the grant-date fair value of the awards and the portion of the requisite service period completed as of September 30, 2026. Unvested awards are subject to forfeiture if the employee fails to satisfy the applicable service conditions.

The table below presents the share-based payment expenses under the 2025 Equity Incentive Plan for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
2025 Equity Incentive Plan
Cost of revenues	15,728	6,408	54,173	6,408
General and administrative expenses	—	314,880	92,451	608,202
Total share-based compensation expense	15,728	321,288	146,624	614,610

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	Shares	Shares	Shares	Shares
2025 Equity Incentive Plan
Outstanding at beginning of period	10,500	—	26,000	—
Grant	—	24,999	18,337	66,664
Vested / released	(5,500)	(24,999)	(39,337)	(66,664)
Forfeited / cancelled	—	—	—	—
Outstanding at end of period	5,000	—	5,000	—

Weighted-Average Grant-Date Fair Value of Employee and Director Awards

The weighted-average grant-date fair value of equity awards granted to employees under the 2025 Equity Incentive Plan during the nine months ended September 30, 2026 was $5.04 per share.

Unrecognized Compensation Cost – Employee and Director Awards

As of September 30, 2026, the Company had unrecognized share-based compensation cost related to unvested employee equity awards granted under the 2025 Equity Incentive Plan. This cost is expected to be recognized over the remaining weighted-average service period of the awards, generally within the next one to three years.

Shares Available for Future Grant under the 2025 Plan

As of September 30, 2026, 6,164,000 ordinary shares remained available for future issuance under the 2025 Equity Incentive Plan.

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

The table below presents the non-employee share-based payment expenses for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Non-Employee Share-Based Compensation
Cost of revenues	83,542	63,779	250,625	63,779
General and administrative expenses	310,583	127,558	883,916	127,558
Research and development expenses	83,542	63,779	250,625	63,779
Total non-employee share-based compensation expense	477,667	255,116	1,385,166	255,116

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	Shares	Shares	Shares	Shares
Non-Employee Share-Based Compensation
Outstanding at beginning of period	2,016,000	—	2,000,000	—
Shares issued for consulting and technology services	—	—	16,000	—
Outstanding at end of period	2,016,000	—	2,016,000	—

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

16. NET LOSS PER ORDINARY SHARE

Basic net loss per ordinary share is computed by dividing net loss attributable to holders of ordinary shares of the Company by the weighted-average number of ordinary shares outstanding during the period. Diluted net loss per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. For the three and nine months ended September 30, 2026 and 2025, diluted net loss per ordinary share is the same as basic net loss per ordinary share because the inclusion of potential ordinary shares would be anti-dilutive. For the three months ended September 30, 2026 and 2025, the weighted-average number of ordinary shares used in the calculation of both basic and diluted net loss per share was 94,845,190 and 66,801,555, respectively. For the nine months ended September 30, 2026 and 2025, the weighted-average number of ordinary shares used in the calculation of both basic and diluted net loss per share was 82,186,495 and 64,654,149, respectively. Net loss per ordinary share is presented for continuing operations, discontinued operations, and on a combined basis. Net loss from continuing operations and discontinued operations are allocated to ordinary shareholders in determining net loss per ordinary share.

On December 31, 2025, the Company issued 2,000,000 ordinary shares to certain non-employee service providers in exchange for consulting and technology services to be rendered over a three-year service period commencing July 23, 2025. Although the shares were legally issued and outstanding as of the issuance date, the arrangement contains a substantive service condition. Accordingly, such shares are treated as nonvested share-based compensation for purposes of earnings per share in accordance with ASC 260 and ASC 718. The Company recognizes that portion of the shares attributable to services rendered through the reporting date as vested. For the three months ended September 30, 2026, approximately 8.4% of such shares, or 168,037 shares, were considered vested based on the proportion of the service period completed. Only the vested portion of such shares is included in the computation of weighted-average ordinary shares outstanding for basic earnings per share, and such shares are weighted based on the period outstanding. Because the shares were issued on the last day of the fiscal year, their impact on the weighted-average number of ordinary shares outstanding for the year ended December 31, 2025 was not material. The ordinary shares issued to non-employee service providers are subject to transfer restrictions under Rule 144 of the Securities Act of 1933; however, such restrictions do not affect their classification for purposes of earnings per share calculation.

CHAINCE DIGITAL HOLDINGS INC.

(FORMERLY KNOWN AS MERCURITY FINTECH HOLDING INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In U.S. dollars, except for number of shares and per share data)

The computation of net loss per ordinary share and weighted-average ordinary shares outstanding is presented for the three and nine months ended September 30, 2026 and 2025 as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to holders of ordinary shares of Chaince Digital Holdings Inc.	$229,490	$(2,546,918)	$(2,227,954)	$(5,394,748)
Continuing operations	224,187	(2,317,754)	(1,911,198)	(3,802,936)
Discontinued operations	5,303	(229,164)	(316,756)	(1,591,812)

Denominator
Weighted average shares used in calculating basic net loss per ordinary share	94,845,190	66,801,555	82,186,495	64,654,149
Weighted average shares used in calculating diluted net loss per ordinary share	94,845,190	66,801,555	82,186,495	64,654,149

Net loss per ordinary share
Basic	0.002	(0.04)	(0.03)	(0.08)
Diluted	0.002	(0.04)	(0.03)	(0.08)
Net loss per ordinary share from continuing operations
Basic	0.002	(0.04)	(0.02)	(0.06)
Diluted	0.002	(0.04)	(0.02)	(0.06)
Net loss per ordinary share from discontinued operations
Basic	(0.00)	(0.00)	(0.01)	(0.02)
Diluted	(0.00)	(0.00)	(0.01)	(0.02)

17. COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases certain office premises under non-cancellable leases. Rental expense under operating leases for the nine months ended September 30, 2026 was $327,504.

The future aggregate minimum lease payments under non-cancellable operating lease agreements were as follows:

Future Periods	US$
For the year ending December 31, 2026	95,472
For the year ending December 31, 2027	390,640
For the year ending December 31, 2028	400,406
For the year ending December 31, 2029	33,435
Total	919,953

18. SUBSEQUENT EVENTS

Investment in Sentinel Strategic Holdings LP

On October 1, 2026, the Company entered into a Subscription Agreement with Sentinel Strategic Holdings LP (the “Fund”), a Cayman Islands exempted limited partnership, pursuant to which the Company agreed to invest $20.0 million in Class A limited partnership interests of the Fund. The Fund’s investment strategy focuses on long-term capital appreciation through strategic equity investments and acquisitions, directly or through underlying investment vehicles. On October 5, 2026, the Company completed its $20.0 million capital contribution to the Fund.

The Company has evaluated subsequent events through November 13, 2026, the date on which these unaudited consolidated financial statements were available to be issued. Except for the subsequent investment described above, the Company has determined that there were no other material subsequent events requiring recognition or disclosure in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis is designed to provide you with a narrative explanation of our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See Unaudited Condensed Consolidated Financial Statements of Chaince Digital Holdings Inc. (formerly known as Mercurity Fintech Holding Inc.) as of December 31, 2025 and September 30, 2025, and for the three and nine months ended September 30, 2026 and 2025. We also recommend that you read our management’s discussion and analysis and our audited consolidated financial statements for the fiscal year ended December 31, 2025, and the notes thereto, which appear in our Annual Report on Form 10-K for the year ended December 31, 2025, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 26, 2026.

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

RECENT DEVELOPMENTS

During the nine months ended September 30, 2026, the Company continued to focus on its financial services and advisory businesses as its primary line of business. No material change occurred in the Company’s principal business strategy during the period.

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

For the nine months ended September 30, 2026, the Company’s overall business operations remained consistent with the strategic direction established in 2025. Management continued to focus on expanding the Company’s financial services platform, developing its client base, and increasing revenue contribution from both IPO-related and non-IPO-related financial services engagements.

Looking ahead, the Company expects to continue pursuing growth in its financial services and advisory businesses while maintaining operational discipline and supporting the expansion of its customer base across multiple service lines.

As of November 10, 2026, the Company had a total of 110,003,800 ordinary shares issued and outstanding, including 109,993,800 ordinary shares held by non-affiliates. The aggregate market value of the registrant’s ordinary shares held by non-affiliates (or “Public Float”) as of November 10, 2026 was $570,867,822. This amount is based on the closing price of the ordinary shares on Nasdaq of $5.19 per share on November 10, 2026. Ordinary shares held by executive officers, directors and 10% or greater stockholders have been excluded since such persons may be deemed affiliates.

As of November 10, 2026, 92,259,508 ordinary shares of the Company were freely tradable without contractual lock-up restrictions or other resale restrictions. The number of freely tradable ordinary shares differs from the Company’s Public Float because Public Float excludes shares held by affiliates, while freely tradable shares are determined based on applicable contractual and regulatory transfer restrictions.

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

Set forth below is an update of the Company’s business lines as presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2026.

Financial services and advisory businesses

Since August 2022, the Company has operated in the financial services and advisory sector. Following FINRA’s approval of Chaince Securities, LLC’s Continuing Membership Application (“CMA”) in March 2025, the financial services and advisory business became the Company’s primary operating focus and remains its sole continuing business line as of September 30, 2026.

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

On December 12, 2025, the Company entered into a comprehensive agreement pursuant to which substantially all Filecoin mining equipment was sold to a third party. Under the terms of that agreement, the Company leased back the equipment through April 30, 2026 solely to allow existing Filecoin mining nodes to naturally expire. All of the mining nodes had ceased operations by September 30, 2026.

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

As of September 30, 2026, the Company’s subsidiaries are as follows:

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

Results of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2026 and 2025

The following summary of the unaudited consolidated financial data for the periods and as of the dates indicated is qualified by reference to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes. Our historical results do not necessarily indicate our results to be expected for any future period.

(Amounts expressed in U.S. dollars, except share data and per share data, or otherwise noted)

	For the three months ended September 30,		Variance in
	2026	2025	Amount	%
Revenue	1,811,598	943,662	867,936	91.98%
Cost of revenue	(421,590)	(185,285)	(236,305)	127.54%
Gross profit	$1,390,008	$758,377	$631,631	83.29%
Selling and marketing expenses	1,272	(29,066)	30,338	-104.38%
General and administrative expenses	(1,551,009)	(1,096,592)	(454,417)	41.44%
Research and development	(83,542)	(63,779)	(19,763)	30.99%
Provision for doubtful accounts	(43)	—	(43)	—
Operating loss	$(243,314)	$(431,060)	$187,746	-43.55%
Interest income/(expenses), net	201,542	150,395	51,147	34.01%
Dividend income	89,737	—	89,737	—
Other income/(expenses), net	81	499	(418)	-83.77%
Gain from market price of short-term investment	25,524	328	25,196	7681.71%
Gain/(loss) on market price of stablecoins and digital assets	324,195	(78,896)	403,091	-510.91%
Gain/(loss) on share-based payment liability	—	(1,865,700)	1,865,700	-100.00%
Income/(loss) before provision for income taxes	$397,765	$(2,224,434)	$2,622,199	-117.88%
Income tax expense	(173,578)	(93,320)	(80,258)	86.00%
Income/(loss) from continuing operations	$224,187	$(2,317,754)	$2,541,941	-109.67%
Income/(loss) from discontinued operations	5,303	(229,164)	234,467	-102.31%
Net income/(loss)	$229,490	$(2,546,918)	$2,776,408	-109.01%

	For the nine months ended September 30,		Variance in
	2026	2025	Amount	%
Revenue	2,782,350	1,202,231	1,580,119	131.43%
Cost of revenue	(951,762)	(345,836)	(605,926)	175.21%
Gross profit	$1,830,588	$856,395	$974,193	113.76%
Selling and marketing expenses	(32,794)	(87,197)	54,403	-62.39%
General and administrative expenses	(4,177,449)	(2,794,754)	(1,382,695)	49.47%
Research and development	(250,626)	(63,779)	(186,847)	292.96%
Provision for doubtful accounts	(40,838)	—	(40,838)	—
Operating loss	$(2,671,119)	$(2,089,335)	$(581,784)	27.85%
Interest income/(expenses), net	727,433	321,826	405,607	126.03%
Dividend income	118,348	—	118,348	—
Other (expenses)/income, net	(30)	514	(544)	-105.84%
Gain/loss on share-based payment liability	—	(1,939,200)	1,939,200	-100%
Loss on market price of stablecoins and digital assets	(64,772)	(161,319)	96,547	-59.85%
Gain from market price of short-term investment	16,032	3,802	12,230	321.67%
Loss before provision for income taxes	$(1,874,108)	$(3,863,712)	$1,989,604	-51.49%
Income tax (expense)/benefits	(37,090)	60,776	(97,866)	-161.03%
Loss from continuing operations	$(1,911,198)	$(3,802,936)	$1,891,738	-49.74%
Loss from discontinued operations	(316,756)	(1,591,812)	1,275,056	-80.10%
Net loss	$(2,227,954)	$(5,394,748)	$3,166,794	-58.70%

Revenue

Our revenues mainly represent revenues from financial services and advisory activities. Revenue previously generated from distributed storage and computing services, consisting of Filecoin mining operations, has been classified as discontinued operations and is excluded from the Company’s continuing revenue recognition policies.

The following table sets forth the revenues of our different types of businesses:

	For the three months ended September 30,		Variance in
	2026	2025	Amount	%
Revenue
Financial services and advisory businesses	1,811,598	943,662	867,936	91.98%
Total revenue	$1,811,598	$943,662	$867,936	91.98%

	For the nine months ended September 30,		Variance in
	2026	2025	Amount	%
Revenue
Financial services and advisory businesses	2,782,350	1,202,231	1,580,119	131.43%
Total revenue	$2,782,350	$1,202,231	$1,580,119	131.43%

For the three months ended September 30, 2026 and 2025, total revenue from financial services and advisory businesses was $1,811,598 and $943,662, respectively, representing an increase of $867,936, or 91.98%.

For the nine months ended September 30, 2026 and 2025, total revenue from financial services and advisory businesses was $2,782,350 and $1,202,231, respectively, representing an increase of $1,580,119, or 131.43%.

As disclosed in the consolidated financial statements, the Company’s revenues for 2026 and 2025 were derived entirely from financial services and advisory businesses. Revenue previously generated from distributed storage and computing services (Filecoin mining operations) has been classified as discontinued operations and is presented separately from continuing operations.

Revenue Composition

Revenue for the three months ended September 30, 2026 was diversified across multiple service categories, as follows:

●	Industry Advisory & Consulting services: $296,250
●	IPO-related financial advisory and consulting services: $39,000
●	Transaction execution and brokerage services: $47,250
●	Underwriter services: $1,347,121
●	Clearing-related brokerage services: $79,035
●	Other services –Commission rebate: $2,942

Revenue for the nine months ended September 30, 2026 was diversified across multiple service categories, as follows:

●	Industry Advisory & Consulting services: $987,437
●	IPO-related financial advisory and consulting services: $212,948
●	Transaction execution and brokerage services: $152,251
●	Underwriter Services: $1,347,121
●	Clearing-related brokerage services: $79,035
●	Other services –Commission rebate: $3,558

In contrast, revenue for the three months ended September 30, 2025 was primarily concentrated in:

●	Industry Advisory & Consulting services: $339,871
●	IPO-related financial advisory and consulting services: $261,557
●	PIPE services: $321,036
●	Other services-escrow agent services: $13,198
●	Other services – referral services: $8,000

Revenue for the nine months ended September 30, 2025 was primarily concentrated in:

●	Industry Advisory & Consulting services: $415,547
●	IPO-related financial advisory and consulting services: $429,450
●	PIPE services: $321,036
●	Other services-escrow agent services: $13,198
●	Other services – referral services: $23,000

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

Cost of revenue

The following table sets forth the cost of revenue of our different types of businesses:

	For the three months ended September 30,		Variance in
	2026	2025	Amount	%
Cost of revenue
Financial services and advisory businesses	(421,590)	(185,285)	(236,305)	127.54%
Total cost of revenue	$(421,590)	$(185,285)	$(236,305)	127.54%

	For the nine months ended September 30,		Variance in
	2026	2025	Amount	%
Cost of revenue
Financial services and advisory businesses	(951,762)	(345,836)	(605,926)	175.21%
Total cost of revenue	$(951,762)	$(345,836)	$(605,926)	175.21%

For the three months ended September 30, 2026 and 2025, total cost of revenue from financial services and advisory businesses was $421,590 and $185,285, respectively, representing an increase of $236,305, or 127.54%.

For the nine months ended September 30, 2026 and 2025, total cost of revenue from financial services and advisory businesses was $951,762 and $345,836, respectively, representing an increase of $605,926, or 175.21%.

The increase in cost of revenue was primarily attributable to the expansion of revenue-generating activities during 2026. As disclosed above, total revenue increased by $1,580,119 for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, driven by growth in industry advisory and consulting services, underwriter services and transaction execution and brokerage services engagements. The increase in cost of revenue is consistent with the higher level of transaction volume and consulting activity during the period.

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

Gross profit/(loss) and gross profit/(loss) margin

Gross profit/(loss) represents our total revenues less cost of revenue. Our gross profit/(loss) margin represents our gross profit/(loss) as a percentage of our net revenues.

The following table sets forth the gross profit/(loss) and gross profit/(loss) margin of our different types of businesses:

	For the three months ended September 30,		Variance in
	2026	2025	Amount	%
Gross profit
Financial services and advisory businesses	1,390,008	758,377	631,631	83.29%
Total gross profit	$1,390,008	$758,377	$631,631	83.29%

Gross profit margin
Financial services and advisory businesses	76.73%	80.37%	-3.64%	-4.53%
Overall gross profit margin	76.73%	80.37%	-3.64%	-4.53%

	For the nine months ended September 30,		Variance in
	2026	2025	Amount	%
Gross profit
Financial services and advisory businesses	1,830,588	856,395	974,193	113.76%
Total gross profit	$1,830,588	$856,395	$974,193	113.76%

Gross profit margin
Financial services and advisory businesses	65.79%	71.23%	-5.44%	-7.64%
Overall gross profit margin	65.79%	71.23%	-5.44%	-7.64%

For the three months ended September 30, 2026 and 2025, gross profit from financial services and advisory businesses was $1,390,008 and $758,377, respectively. The Company’s results improved by $631,631, or 83.29%.

For the nine months ended September 30, 2026 and 2025, gross profit from financial services and advisory businesses was $1,830,588 and $856,395, respectively. The Company’s results improved by $974,193 for the nine months ended September 30, 2026, demonstrating year-over-year improvement in profitability.

Gross profit margin was 76.73% for the three months ended September 30, 2026, compared to 80.37% for the three months ended September 30, 2025. This represented a decrease of 3.64 percentage points, primarily due to a larger increase in cost of revenue.

Gross profit margin was 65.79% for the nine months ended September 30, 2026, compared to 71.23% for the nine months ended September 30, 2025. This represented a decrease of 5.44 percentage points, primarily due to a larger increase in cost of revenue.

The slight decrease in gross profit margin was primarily driven by higher cost of revenue generated from advisory and consulting engagements during the 2026 period. While cost of revenue rose in absolute terms due to higher personnel-related and transaction-related costs, the corresponding increase in revenue was lower than the rise in direct costs.

Sales and marketing expenses

Sales and marketing expenses primarily consist of (i) labor costs of sales personnel, and (ii) referral and promotion fees for businesses. These costs are expensed as incurred.

The sales and marketing expenses for the three months ended September 30, 2026 and 2025 amounted to $(1,272) and $29,066, respectively, all of which were attributable to labor costs of sales personnel.

The sales and marketing expenses for the nine months ended September 30, 2026 and 2025 amounted to $32,794 and $87,197, respectively, all of which were attributable to labor costs of sales personnel.

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

The Company’s general and administrative expenses for the three months ended September 30, 2026 amounted to $ 1,551,009, and consisted primarily of $334,617 in employment costs, $890,759 in professional fees, and $325,634 in other office expenses.

The Company’s general and administrative expenses for the nine months ended September 30, 2026 amounted to $ 4,177,449, and consisted primarily of $645,735 in employment costs, $1,623,119 in professional fees, and $1,908,595 in other office expenses.

The Company’s general and administrative expenses for the three months ended September 30, 2025 amounted to $ 1,096,592, consisting primarily of $414,928 in employment costs, $436,019 in professional fees, and $245,645 in other office expenses.

The Company’s general and administrative expenses for the nine months ended September 30, 2025 amounted to $ 2,794,754, consisting primarily of $ 1,308,300 in employment costs, $900,031 in professional fees, and $586,423 in other office expenses.

Compared to the same period in the previous year, employee-related expenses decreased primarily due to lower share-based compensation expenses, while professional fees and other operating expenses increased as a result of the continued expansion of the Company’s financial services and advisory businesses.

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the development of the Company’s tokenization platform network and related blockchain infrastructure initiatives.

For the three and nine months ended September 30, 2026, research and development expenses were $83,542 and $ 250,626, respectively, compared to $63,779 for both the three and nine months ended September 30, 2025. The increase was primarily attributable to equity-based compensation recognized in connection with system development services provided under the Comprehensive Technology Services Agreement entered into on July 23, 2025 with Palantir Innovation Technologies Corporation.

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

The equity awards granted under the agreement have a three-year service period. Accordingly, the total grant-date fair value of the shares issued is being recognized as an expense on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2026, the Company recognized $83,542 and $250,626, respectively, of share-based compensation expense attributable to development-related services, which has been classified within research and development expenses in the consolidated statements of operations.

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

Gain/(loss) on market price of stablecoins and digital assets

Gain/(loss) on market price of stablecoins and digital assets represents changes in the fair value of the Company’s digital assets holdings and certain cryptocurrency-denominated balances recognized in earnings during the reporting period.

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

Continuing Operations

For the three months ended September 30, 2026, gain on market price of stablecoins and digital assets from continuing operations totaled $324,195, consisting of: (a) gain on market price of Bitcoin of $248,278; (b) gain on market price of USD Coin of $142; (c) gain on market price of Solana (SOL) of $43,558; (d) gain on market price of Filecoin (held outside the mining node structure) of $32,010; and (e) gain on market price of Tether USD of $207.

For the nine months ended September 30, 2026, loss on market price of stablecoins and digital assets from continuing operations totaled $64,772, consisting of: (a) loss on market price of Bitcoin of $33,846; (b) loss on market price of USD Coin of $1,526; (c) loss on market price of Solana (SOL) of $5,722; (d) loss on market price of Filecoin (held outside the mining node structure) of $23,530; and (e) loss on market price of Tether USD of $148.

For the three months ended September 30, 2025, loss on market price of stablecoins and digital assets from continuing operations totaled $78,896, consisting of: (a) loss on market price of Bitcoin of $73,459; (b) loss on market price of USD Coin of $740; (c) loss on market price of Filecoin (held outside the mining node structure) of $4,697.

For the nine months ended September 30, 2025, loss on market price of stablecoins and digital assets from continuing operations totaled $161,319, consisting of: (a) loss on market price of Bitcoin of $73,459; (b) loss on market price of USD Coin of $740; (c) loss on market price of Filecoin (held outside the mining node structure) of $87,120.

These gain or losses relate primarily to digital assets held in Chaince Cayman’s corporate wallet and reflect fluctuations in market prices during the period. These amounts are included in “Gain/(loss) on market price of stablecoins and digital assets” within continuing operations in the consolidated statements of operations.

Discontinued Operations

For the three months ended September 30, 2026, gain on market price of stablecoins and digital assets from discontinued operations totaled $5,303, consisting of: (a) $5,303 gain attributable to Filecoins held in MFH Tech’s Filecoin mining node accounts; and (b) no gain or loss arising from fair value adjustments to FIL-denominated receivables and payables associated with the Filecoin mining business.

For the nine months ended September 30, 2026, loss on market price of stablecoins and digital assets from discontinued operations totaled $94,671, consisting of: (a) $96,806 loss attributable to Filecoins held in MFH Tech’s Filecoin mining node accounts; and (b) $2,135 gain arising from fair value adjustments to FIL-denominated receivables and payables associated with the Filecoin mining business.

For the three months ended September 30, 2025, loss on market price of stablecoins and digital assets from discontinued operations totaled $42,157, consisting of: (a) $7,173 loss attributable to Filecoins held in MFH Tech’s Filecoin mining node accounts; and (b) $34,984 loss arising from fair value adjustments to FIL-denominated receivables and payables associated with the Filecoin mining business.

For the nine months ended September 30, 2025, loss on market price of stablecoins and digital assets from discontinued operations totaled $612,899, consisting of: (a) $583,193 loss attributable to Filecoins held in MFH Tech’s Filecoin mining node accounts; and (b) $29,706 loss arising from fair value adjustments to FIL-denominated receivables and payables associated with the Filecoin mining business.

The FIL-denominated receivables and payables were settled or measured in Filecoin and were therefore subject to remeasurement based on changes in FIL market prices. Because these balances are directly related to the mining business, the associated fair value adjustments have been classified within discontinued operations in accordance with ASC 205-20.

Overall Volatility Considerations

The decrease in overall fair value losses during 2026 was primarily attributable to the recovery in digital asset market prices during the third quarter, resulting in fair value gains that partially offset losses incurred earlier in the year. Under the fair value measurement model required by ASU 2023-08, fluctuations in digital asset prices, whether upward or downward, are reflected in the Company’s earnings each reporting period.

Interest income/(expenses), net

The Company’s interest income/(expenses), net consists of (i) convertible note interest costs, and (ii) interest income from cash deposits and short-term investments.

The Company’s interest income/(expenses), net for the three and nine months ended September 30, 2026 amounted to $201,542 and $727,433, respectively, and consisted of nil in convertible notes interest costs, and positive $201,542 and $727,433, respectively, in interest income from cash deposits and short-term investments.

The Company’s interest income/(expenses), net for the three months ended September 30, 2025 amounted to $150,395, and consisted of negative $30,685 in convertible note interest costs, and positive $181,080 in interest income from cash deposits and short-term investments and providing loans to external parties.

The Company’s interest income/(expenses), net for the nine months ended September 30, 2025 amounted to $321,826, and consisted of negative $134,452 in convertible notes interest costs, and positive $456,278 in interest income from cash deposits and short-term investments and providing loans to external parties.

Dividend Income

Dividend income was $89,737 and $118,348 for the three and nine months ended September 30, 2026, respectively, and consisted primarily of dividends received from ISHARES TREASURY BOND ETF. No dividend income was recorded for the three and nine months ended September 30, 2025.

Gain/(loss) from market price of short-term investment

The gain from market price of short-term investment for the three and nine months ended September 30, 2026 and 2025 consists primarily of the net gain from the market price changes of the common stocks and ETFs held by the Company.

Loss before income taxes

Income before income taxes was $397,765 for the three months ended September 30, 2026, compared with loss before income taxes of $2,224,434 for the three months ended September 30, 2025.

Loss before income taxes was $1,874,108 for the nine months ended September 30, 2026, compared with loss before income taxes of $3,863,712 for the nine months ended September 30, 2025.

Income tax (expense)/benefits

We recorded income tax expenses of $173,578 for the three months ended September 30, 2026 and $93,320 for the three months ended September 30, 2025.

We recorded income tax expenses of $37,090 for the nine months ended September 30, 2026 and income tax benefits of $60,776 for the nine months ended September 30, 2025.

Loss from continuing operations

Income from continuing operations was $224,187 for the three months ended September 30, 2026, compared with loss from continuing operations of $2,317,754 for the three months ended September 30, 2025.

Loss from continuing operations was $1,911,198 for the nine months ended September 30, 2026, compared with loss from continuing operations of $3,802,936 for the nine months ended September 30, 2025.

Loss from discontinued operations

For the three months ended September 30, 2026, the Company recognized a gain from discontinued operations of $ 5,303, compared to a loss of $229,164 for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, the Company recognized a loss from discontinued operations of $ 316,756, compared to $1,591,812 for the nine months ended September 30, 2025.

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

Operating Results of the Mining Business

For the three months ended September 30, 2026, revenue from the Filecoin mining operations was $nil, compared to $78,898 in 2025. Revenue fluctuations were primarily driven by changes in mining output and market prices of FIL at the time rewards were received.

For the nine months ended September 30, 2026, revenue from the Filecoin mining operations was $49,002, compared to $286,907 in 2025. Revenue fluctuations were primarily driven by changes in mining output and market prices of FIL at the time rewards were received.

Cost of revenue for the three months ended September 30, 2026 was $nil, primarily consisting of mining equipment depreciation, facility lease and electricity costs, software-related expenses, and other operational costs necessary to maintain node operations compared to $265,904 in 2025. The mining business continued to generate negative gross margins during the period.

Cost of revenue for the nine months ended September 30, 2026 was $269,662, primarily consisting of mining equipment depreciation, facility lease and electricity costs, software-related expenses, and other operational costs necessary to maintain node operations, compared to $761,126 in 2025. The mining business continued to generate negative gross margins during the period.

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

Following the Board’s approval in December 2025, the Company ceased making new investments in the Filecoin mining business and initiated an orderly wind-down of the related operations. By September 30, 2026, substantially all of the related mining nodes had expired and the majority of the pledged FIL had been released, with a substantial portion of the released FIL subsequently sold and converted into cash. A limited amount of FIL remained pledged in connection with certain remaining nodes as of September 30, 2026 and is expected to be released by the end of 2026. The Company does not intend to make additional investments in or resume its Filecoin mining operations.

Net loss

As a result of the foregoing factors, we recorded a net gain of $229,490 for the three months ended September 30, 2026, as compared to a net loss of $2,546,918 for the three months ended September 30, 2025.

As a result of the foregoing factors, we recorded a net loss of $2,227,954 for the nine months ended September 30, 2026, as compared to a net loss of $5,394,748 for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Primary Sources of Liquidity

Our primary sources of liquidity consist of existing cash and cash equivalents, cash flows from operating activities, and proceeds from financing activities.

As of September 30, 2026, we had cash and cash equivalents of $33,672,654, stablecoins of $12,771,165, digital assets of $1,062,499, and total equity of $61,680,929. The decrease in cash during 2026 was primarily driven by outflows from investing activities, partially offset by cash generated from operating and financing activities.

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

Cash Flows

Cash Flows for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended September 30,		Variance in
	2026	2025	Amount	%
Net cash used in operating activities	(367,883)	(3,339,448)	2,971,566	-88.98%
Net cash used in investing activities	(7,407,638)	(1,094,595)	(6,313,043)	576.75%
Net cash provided by financing activities	7,627,790	7,282,900	344,890	4.74%
Effect of exchange rate changes	316	236	80	33.90%
Net change in cash and cash equivalents	$(147,415)	$2,849,092	$(2,996,507)	-105.17%
Cash and cash equivalents, beginning of the year	33,820,069	24,009,331	9,810,738	40.86%
Cash and cash equivalents, end of the period	$33,672,654	$26,858,423	$6,814,231	25.37%

For the nine months ended September 30, 2026, the net decrease in cash and cash equivalents amounted to $147,415, compared to a net increase of $2,849,092 for the nine months ended September 30, 2025. Cash and cash equivalents were $33,672,654 as of September 30, 2026, compared to $26,858,423 as of September 30, 2025. The decrease in cash during the nine months ended September 30, 2026 was primarily driven by outflows from operating and investing activities, partially offset by cash used to financing activities.

Operating Activities

Net cash used by operating activities was $367,883 for the nine months ended September 30, 2026, compared with net cash used of $3,339,448 for the nine months ended September 30, 2025.

2026 Operating Cash Flow

For the nine months ended September 30, 2026, our net cash used by operating activities was $367,883, reflecting a combination of net cash used by continuing operations of $1,653,048 and net cash provided by discontinued operations of $1,285,165.

The net cash used in continuing operations was primarily attributable to (i) our net loss from continuing operations of $1,911,198, (ii) an adjustment of deducted non-cash profit and loss items of a positive net amount of $884,988, mainly provision for doubtful accounts, inclusive of depreciation, loss from selling short-term investments, exchange gains and losses, loss on market price of short-term investment, loss on market price of stablecoins and digital assets, loss on share-based payment liabilities, interest income/(expenses), share-based compensations, gain from debt forgiveness, non-cash revenue or gain, non-cash expenses, gain from deregistration of subsidiaries, and other income or loss, (iii) changes in working capital that positively affected the cash flow from operating activities, primarily including: a decrease of $32,536 in clearing deposits, a decrease of $105,485 in accounts receivable, a decrease of $10,500 in other receivable, an increase of $500,461 in prepaid expenses and other current assets, an increase of $ 27,430 in accounts payable, a decrease of $ 4,741 in advance from customers and deferred revenues, an increase of $ 45,001 in other payables, an increase of $82,409 in current operating lease liabilities, and a decrease of $415,842 in accrued expenses and other current liabilities, and (iv) changes in non-current assets and liabilities negatively affected cash flows from operating activities, primarily as a result of a decrease in right-of-use assets of $221,144, a decrease in deferred tax assets of $37,053, partially offset by a decrease in non-current operating lease liabilities of $267,352.

Operating cash flows also included the effects of discontinued operations. Cash flows attributable to the Filecoin mining business primarily consisted of operating lease payments, electricity and hosting expenses, and mining-related costs incurred during the wind-down period.

Net cash used in operating activities decreased significantly compared to the same period in the previous year, primarily reflecting improved cash flows from the Company’s financial services and advisory businesses.

2025 Operating Cash Flow

For the nine months ended September 30, 2025, our net cash used in operating activities was $3,339,449, reflecting a combination of net cash used in continuing operations of $2,901,487 and net cash used in discontinued operations of $437,962.

The net cash used in continuing operations was primarily attributable to: (i) our net loss from continuing operations of $3,802,936; (ii) an adjustment of deducted non-cash profit and loss items of a positive net amount of $2,914,091, mainly inclusive of provision for doubtful accounts, depreciation, gain from selling short-term investments, exchange gains and losses, gain from market price of short-term investment, Loss on market price of stablecoins and digital assets, interest income/(expenses), non-cash revenue or gain, non-cash expenses, and other income or loss; (iii) changes in working capital that positively affected the cash flow from operating activities, primarily including: an increase of $101,295 in clearing deposits, an increase of $222,079 in accounts receivable, an increase of $218,088 in other receivable, an increase of $177,869 in prepaid expenses and other current assets, an increase of $97,083 in advance from customers and deferred revenues, a decrease of $ 913,255 in other payables, a decrease of $78,125 in current operating lease liabilities, and a decrease of $277,398 in accrued expenses and other current liabilities; and (iv) changes in non-current assets and liabilities that negatively affected the cash flow from operating activities, primarily including: an increase of $831,432 in right-of-use assets, an increase of $60,776 in deferred tax assets and an increase of $865,608 in non-current operating lease liabilities.

Operating cash flows in 2025 also included cash outflows related to Filecoin mining activities, which were presented within discontinued operations.

The improvement in operating cash flow of continuing operations in 2026 compared to 2025 was primarily attributable to reduced working capital outflows and changes in other receivables.

Investing Activities

Net cash used in investing activities was $7,407,638 for the nine months ended September 30, 2026, compared to net cash used in investing activities of $1,094,595 for the nine months ended September 30, 2025.

2026 Investing Cash Flow

For the nine months ended September 30, 2026, our net cash used in investing activities was $7,407,638, reflecting net cash used in continuing operations of $7,407,638. The net cash used in continuing operations was primarily attributable to cash received from short-term investment interest and dividends of $82,390, cash received from selling short-term investments of $1,486,322, cash received from selling cryptocurrencies of $2,891,714, cash paid for purchasing digital assets of $125,828, cash paid for property and equipment of $11,336, and cash paid for short-term investments of $11,730,900.

2025 Investing Cash Flow

For the nine months ended September 30, 2025, our net cash used in investing activities was $1,094,595, reflecting net cash used in continuing operations of $1,094,595. The net cash used in continuing operations was primarily attributable to cash received from short-term investment interest and dividends of $301, and cash paid for short-term investments of $1,094,896.

Financing Activities

Net cash provided by financing activities was $7,627,790 for the nine months ended September 30, 2026, compared to net cash provided by financing activities of $7,282,900 for the nine months ended September 30, 2025.

2026 Financing Cash Flow

For the nine months ended September 30, 2026, our net cash provided by financing activities was $7,627,790. This cash flow was solely derived from continuing operations and was primarily attributed to cash received from equity financing of $7,835,790, and cash paid for financing-related financial advisory fees of $208,000.

2025 Financing Cash Flow

For the nine months ended September 30, 2025, our net cash provided by financing activities was $7,282,900. This cash flow was solely derived from continuing operations and was primarily attributed to cash received from private placement of $11,657,900, cash paid for repaying the convertible notes of $4,000,000, and cash paid for financing-related financial advisory fees of $375,000.

Cash and Cash Equivalents, and Restricted Cash

As of September 30, 2026, the Company had cash and cash equivalents of $33,672,654, compared to $33,820,069 as of December 31, 2025.

The decrease in cash and cash equivalents in the nine months ended September 30, 2026 was primarily driven by outflows from investing activities, partially offset by cash generated from financing activities.

Short-term Investments

As of September 30, 2026, the Company held short-term investments of $13,558,055, primarily consisting of U.S. Treasury Bills, ETFs, certificates of deposit, and common stock received in exchange for consulting services, compared to $2,243,567 as of December 31, 2025.

Stablecoins and Digital Assets

As of September 30, 2026, the Company held stablecoins and digital assets from continuing operations with an aggregate fair value of $13,833,664, consisting of USD Coin, Tether USD, Bitcoin, Solana, and Filecoin, compared to $4,027,522 as of December 31, 2025.

Effective January 1, 2024, the Company adopted ASU 2023-08, under which digital assets are measured at fair value with changes in fair value recognized in net income. Accordingly, the carrying amounts of digital assets as of September 30, 2026 and December 31, 2025 reflect fair value measurement at the respective reporting dates.

As previously disclosed, digital assets associated with the Company’s discontinued Filecoin mining operations are presented separately within discontinued operations in the consolidated financial statements.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2026, management is not aware of any pending or threatened claims that, if adversely determined, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2026 and 2025 were $7,407,638 and $1,094,595, respectively.

The Company expects to fund future capital expenditures primarily through existing cash and cash equivalents. The level and timing of future capital expenditures will depend on the Company’s strategic initiatives, operating performance, and market conditions.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2026:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease commitments	919,952	388,253	531,699	—
Total	$919,952	$388,253	$531,699	$—

Other than those shown above, we did not have any significant capital and other commitments as of September 30, 2026.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management has concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective, due to the material weaknesses identified by us, including (i) insufficient formal documentation of internal control policies and procedures relating to financial reporting processes; (ii) limited segregation of duties due to the relatively small size of the Company’s accounting and finance staff, which results in certain individuals performing multiple roles in accounting, financial reporting, and operational functions; and (iii) insufficient number of personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements, and lack of a fully developed internal accounting and financial reporting infrastructure. These material weaknesses are described under “Management’s Annual Report on Internal Control over Financial Reporting” of our Annual Report on Form 10-K.

(b) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.
(b)	None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a)	None.
(b)	None.
(c)	During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 1.1 of the Annual Report on Form 20-F filed with the SEC on April 23, 2024)

3.2*	Amendment to Fifth Amended and Restated Memorandum of Association to Reflect Increase in Authorized Share Capital

10.1	Form of Securities Purchase Agreement, dated as of August 8, 2026, by and among Chaince Digital Holdings Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on August 11, 2026)

10.2	At the Market Offering Agreement, dated August 19, 2026, by and between Chaince Digital Holdings Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 of the Form 8-K filed with the SEC on August 21, 2026).

10.3	Form of Warrant Repurchase Cancellation and Release Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 24, 2026).

10.4	Form of Subscription Agreement between Chaince Digital Holdings Inc. and Sentinel Strategic Holdings LP (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on October 6, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101*	Interactive Data File (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chaince Digital Holdings Inc.
(Registrant)

Date: November 13, 2026	By:	/s/ Shi Qiu
Shi Qiu
Chief Executive Officer and Director

Date: November 13, 2026	By:	/s/ Yukuan Zhang
Yukuan Zhang
Chief Financial Officer

